Form 10-K
period 1996-04-30
ANSOFT CORP
filed 1996-07-23
CIK 849433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

ANNUAL REPORT
(Mark one)

[x] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 [fee required] for the fiscal year ended April 30, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 [no fee required]for the transition period from ________ to ________

                         Commission file number 0-27874

                               ANSOFT CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                  72-1001909
                  (State or other jurisdiction of           (I.R.S. Employer
                  incorporation or organization)            Identification no.)

                  Four Station Square, Suite 660
                  Pittsburgh, Pennsylvania                  15219-1119
                  (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (412) 261-3200

        Securities registered pursuant to Section 12(b) of the act: None

Securities registered pursuant to Section 12(g) of the act: Common stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of July 19, 1996, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $17,767,884.38.

The number of shares of the registrant's Common Stock outstanding as of the close of business on July 19, 1996 was 7,641,059.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of Ansoft Corporation (the "Company") to be furnished in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1996 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS

ITEM OF FORM 10-K                                                        PAGE
- -----------------                                                        ----
Part I
      1.    Business                                                       1
      2.    Properties                                                     8
      3.    Legal Proceedings                                              8
      4.    Submission of Matters to a Vote of Security Holders            8
      4.(a) Executive Officers of the Registrant                           8

Part II
      5.    Market for Registrant's Common Stock, Preferred Stock and
            Warrants, and Related Security Holder Matters                 10
      6.    Selected Financial Data                                       10
      7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     12
      8.    Financial Statements and Supplementary Data                   18
      9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures                          31

Part III
      Part III information will appear in Item 4(a) of Part I of Form 10-K and in the Registrant's Proxy Statement in connection with its Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission and such information is incorporated herein by this reference as of the date of such filing.

Part IV
      14.   Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                           32
Signatures                                                                35

                                     PART I

ITEM 1.    BUSINESS

     Ansoft Corporation ("Ansoft" or the "Company") develops, markets and supports electronic design automation ("EDA") software, based upon electromagnetic principles, for the design of electronic, communications and electromechanical components and systems. The Company believes that its proprietary products enable design engineers to develop smaller systems with higher performance and greater yields than can be developed with traditional EDA tools, and result in reduced time-to-market, lower risk of failure and elimination of costly and time-consuming product redesign. The Company's products are used by design engineers in the communications, semiconductor, automotive, computer, defense/aerospace and consumer electronics industries. Ansoft's customers include GM, Motorola, Raytheon, TRW, Mitsubishi, Texas Instruments, Hitachi, Lucky-Goldstar, AT&T and Sun Microsystems.

     The Company's products are generally marketed under the Maxwell(R) name. The Company's electromechanical EM software analyzes the electrical performance of product designs to increase yields and is applied in the design of sensors, solenoids, motors and transformers for the automotive and consumer electronics industries. The Company's signal integrity SI software analyzes the degradation in signal integrity that results from the higher clock speeds and smaller physical dimensions of micron and deep-submicron integrated circuits and computer interconnects for the computer and semiconductor industries. In addition, the Company's SI software analyzes electromagnetic radiation from electronic systems, including radio frequency integrated circuits, antenna and radar systems, and is used in the communications, aerospace and defense industries.

Unless otherwise stated, the information contained in this Annual Report on Form 10-K is as of April 30, 1996. This Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain statements of a forward looking nature relating to future events or the future financial performance of the Company which are forward looking statements under Section 21E of the Securities Exchange Act of 1934. Persons reading this Form 10-K are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this Form 10-K, which could cause actual events or results to differ materially from those indicated by such forward looking statements.

Industry Overview

     Since the early 1970s, design engineers have used EDA software to assist in electronic design and development. EDA software automates the previously manual, time-consuming, error-prone design process, resulting in dramatic increases in productivity and efficiency. As design and manufacturing technology has focused on increased performance, miniaturization and yield, the applications for EDA software have expanded from computers to communication, semiconductor, automotive, defense/aerospace and consumer electronic products.

     The need to model accurately the electromagnetic interaction in electronic, communications and electromechanical components and systems is increasingly important as the marketplace demands higher levels of system performance, miniaturization and yield. The Company believes that traditional EDA tools, which are not based on electromagnetic principles and can therefore only approximate electromagnetic interaction, cannot model such systems with the requisite degree of accuracy.

     Ansoft addresses the limitations of traditional EDA software by providing design engineers with easy-to-use tools to model accurately electromagnetic interaction. While Ansoft products may be used as an independent design platform, they are also designed to be compatible with complementary EDA tools and to be easily integrated into the customer's total design environment.

Ansoft Strategy

     Ansoft's objective is to become a leading, worldwide supplier of EDA software. Using its proprietary technology as a primary competitive advantage, the Company pursues its objectives through the following strategies:

     Leverage Technology Leadership. Leveraging a focused team of research and development engineers and the Company's achievements in electromagnetics, the Company continually seeks to design and develop new technologies, products and interfaces. Examples of the Company's new technologies include automatic and adaptive convergence to solutions, asymptotic waveform evaluation ("AWE") for spectral domain solutions, transfinite elements, Basis Evaluation State-Space Techniques and fast multipole acceleration algorithms.

     Capitalize on Growing Need for Electromagnetics Analysis. Ansoft seeks to capitalize on the increased need in the marketplace for the accurate modeling of electromagnetic interaction. The Company uses a direct sales force, regional engineering services and worldwide marketing to achieve product awareness, name recognition and market penetration in domestic and international markets. To supplement its direct sales force, the Company uses international distributors, provides localized customer support and training for its international customers, targets international publications, trade journals and trade shows and offers product seminars.

     Integrate with Multiple Design Environments. To broaden its installed base and penetrate its customers' installed base, the Company designs its software products to be integrated into customers' design environments and to be compatible with other vendors' tools, enabling customers to select an optimal design flow for their needs. Ansoft participates in industry standardization efforts and supports a wide range of Unix-based workstations and Intel-based personal computers running Microsoft Windows to enable easy adoption of its products into its customers' computing environment.

     Expand Broad Range of Product Applications. The Company offers products which address a wide range of design problems including electromechanical performance and yield issues in the automotive and consumer electronics industries, IC Packaging and Signal Integrity issues in the semiconductor and computer industries and electromagnetic interference issues in the communications and defense/aerospace industries. The Company seeks to develop new applications and product enhancements which address additional design issues, as well as new interfaces for its existing products.

     Focus on Customer Service. The Company focuses on providing worldwide customer service to achieve a high degree of customer satisfaction, and provides a wide range of support services on both a pre-sale and post-sale basis to maximize the success of its tools in the customer's design environment. The Company offers on-site and in-house training programs, on-line and telephone support for design engineers and annual maintenance contracts.

Products

     Ansoft solutions are offered in both electromechanical ("EM") and signal integrity ("SI") products. The Company's EM software products enable designers of electromechanical components and systems to optimize the electrical performance of their designs while increasing yields. The Company's SI software products have two markets: High Speed and High Frequency. The Company's SI (High Speed) software enables designers to design computer interconnects, IC Packaging structures and electronic systems by accurately capturing the degradation in signal quality due to higher clock speeds and smaller physical dimensions. The Company's SI (High Frequency) software enables designers to design radio frequency integrated circuits ("RF ICs"), antenna and radar systems and microwave components by accurately solving the effects of electromagnetic radiation from electronic systems. Ansoft products are available on Unix workstations from International Business Machines Corporation, HP, Sun Microsystems, Inc., Silicon Graphics, Inc. and Digital Electronics Inc. and Intel-based PCs running Microsoft Windows/Windows NT(R).

Ansoft EM Software

     Maxwell 2D Field Simulator: This product performs electromagnetic field simulation at the product design stage from physical design information. Electromagnetic field simulation provides designers with critical device parameters such as forces, torques, saturation effects, inductance, capacitance and power losses. The parametrics capability of this two-dimensional field simulator allows the user easily to perform "what-if" analysis by automatically varying physical dimensions, material properties and excitation levels. The U.S. list price of this product ranges from $2,900 to $12,900.

     Maxwell 3D Field Simulator: This product provides similar electromagnetic field simulation of devices as the Maxwell 2D Field Simulator for devices that require three-dimensional analysis. The software leads the designer in a top down fashion from a three-dimensional solid modeler to viewing electromagnetic field patterns throughout the device. By evaluating field solutions and device characteristics, the designer is able to determine where material substitutions and geometry changes can be made to reduce production costs while increasing device performance. The U.S. list price of this product ranges from $14,900 to $34,900 (includes Maxwell 2D Field Simulator).

     EMSS: This product allows devices designed at the component level in Ansoft Field Simulators to be simulated on a larger system level by coupling the electromagnetic behavior of the device with electrical and mechanical drive and load components, and permits the critical evaluation of both transient and steady state system level behavior. This integrated solution is used to study issues such as the effects of non-linear magnetic components on system level behavior, source and load transients, induced voltages and currents, as well as position and velocity of moving parts. The U.S. list price of this product ranges from $19,900 to $44,900.

Ansoft SI Software (High Speed)

     Maxwell Extractor: This product extracts physical interconnects on ICs and printed circuit boards ("PCBs") and creates device models in HSPICE (Meta Software), PSpice (MicroSim), or DF/SigNoise (Cadence) formats. The models accurately capture the degradation in signal quality due to higher clock speeds and smaller physical dimensions. The U.S. list price of this product is $19,900.

     Maxwell Spicelink: This product creates physical models of IC Packaging structures in industry standard JEDEC format and creates SPICE models for these devices. The package includes a schematic capture and circuit simulation tool which allows system designers to study the effect of connectors, cables and packages on system performance. The U.S. list price of this product is $34,900.

     Maxwell Eminence: This product addresses issues of electromagnetic radiation from electronic systems and provides solutions to both high speed and high frequency problems. The U.S. list price of this product is $49,900. There are two key applications for this product:

     - FCC guidelines in the US, European emissions rules and EMC guidelines in Japan regulate the level of electromagnetic radiation allowable from computers, personal communications systems and other consumer electronic products. This product allows system designers to model critical path PCB emissions, evaluate component level EMI and study shielding effectiveness, thus enabling them to design proactively for EMC compliance (High Speed).

     - Designers of wireless communication systems use this product to design RF components and sub-systems and to evaluate the interaction between the digital and RF portions of telecommunication systems. Engineers in the military/aerospace industry utilize this product for designing antenna and radar systems (High Frequency).

     ParICs Modeler. This product automatically generates physical designs of IC Packaging structures in industry standard JEDEC formats. This product is available stand-alone for IC CAD engineers, or as an option to Extractor or Spicelink for signal integrity engineers. The U.S. list price for this product is $4,900.

Ansoft SI Software (High Frequency)

     Maxwell Strata. This product will enable the design of highly dense RF ICs, monolithic microwave integrated circuits ("MMICs") and planar antennas for customers in the telecommunications and defense electronics market. The U.S. list prices for this product, which is expected to be available in calendar 1996, are expected to be $29,900 stand-alone and $19,900 if purchased with another Ansoft product.

     Ansoft HFSS. The Company supplies HP with HFSS, which Hewlett-Packard Corporation ("HP") sells exclusively worldwide for the design of RF and microwave systems. HFSS is used by microwave component designers to develop MMICs, which are used in defense and aerospace applications. This product was first shipped in fiscal 1990. The HP Agreement expires in January 1997 and will not be renewed. HP has the right to sell the HFSS product through January 1998. Since January 1994, the Company has directly marketed its

Maxwell(R) Eminence product, which expands on the functionality of HFSS, to target the commercial wireless communications market and the military/aerospace industry through its worldwide direct sales force and its international distributors.

Sales and Marketing

     Ansoft markets its products worldwide through its direct sales force and its distributors. The Company supports its customers with skilled engineers and technically proficient sales representatives. The Company hires application engineers with significant industry experience in order to analyze the needs of its customers and to gain technical insight into the development of future products and enhancements to existing products. The Company believes that customer referrals account for a significant percentage of the Company's new product sales. The Company generates name recognition and sales through advertising in trade publications and on the World Wide Web. In addition, the Company participates in industry trade shows and organizes seminars to promote and expand the adoption of its products.

     Direct. In North America, the Company maintains sales and support offices in Pittsburgh and San Jose, additional sales personnel in Los Angeles, Boston, Orlando, Dallas and Detroit, and a telemarketing sales group operating from its Pittsburgh headquarters. As of April 30, 1996, the Company had a domestic direct sales force of 14 representatives, supported by 21 employees in application engineering, marketing and sales administration.

     In August 1995, the Company established a sales office in Asia for the sale of its EM software. As of April 30, 1996, this office consists of four employees in Japan and one in Singapore . In January 1996, the Company added a sales representative in England in order to localize its direct sales effort in Europe and has engaged a local technical consulting firm to assist with benchmark and technology support.

     Distributors and HP. In 1989, Ansoft entered into an exclusive distribution agreement with HP (the "HP Agreement") for worldwide distribution of its HFSS product. The HP Agreement will expire in January 1997, and the agreement will not be renewed. HP has the right to sell the HFSS product through January 1998. Since January 1994, the Company has directly marketed its Maxwell(R) Eminence product, which expands on the functionality of HFSS, to target the commercial wireless communications market and the military/aerospace industry through its worldwide direct sales force and its international distributors. During fiscal 1996, 1995 and 1994, revenue from HP accounted for approximately 13%, 18%, and 16%, respectively, of the Company's total revenue. The Company expects that HP will account for a lower percentage of its total revenues in the next twelve months.

     With respect to international licensing, the Company has entered into a distribution agreement with Innotech Corporation, which is an exclusive agreement for sales of its SI software in Japan, and agreements with other distributors in Europe, Korea, Singapore, China and Taiwan. The Company supports its distributors and their customers with technical, sales and management personnel.

Customers

     The Company has significant breadth in its installed base with over 500 customers in the communications, semiconductor, automotive, computer, defense/aerospace and consumer electronics industries. No single customer in the Company's installed base accounted for more than 10% of total revenue within any of the past three fiscal years. Representative customers by industry include:

Communications:          Motorola, Inc.; Hughes Electronics Company; Rockwell
                         International Corporation; Alcatel Network Systems,
                         Inc.; AT&T Corporation; Northern Telecom Inc.

Semiconductor:           Motorola, Inc.; Texas Instruments Incorporated; Samsung
                         Electronics, Inc.; Lucky-Goldstar Group; Intel
                         Corporation; LAM Research Corporation; Analog Devices,
                         Inc.; Harris Corp.; Illinois Superconductor
                         Corporation; Integrated Device Technology Inc.

Automotive:              General Motors Corporation; BMW Ltd.; Hyundai
                         Corporation; Robert Bosch Corp.

Computer:                Sun Microsystems, Inc.; International Business Machines
                         Corporation; AMP Incorporated; Fujitsu, Ltd.; ITT
                         Cannon; NEC Corporation; Owl Displays Inc.; Teradyne,
                         Inc.

Defense/Aerospace:       Raytheon Company Inc.; TRW, Inc.; Allied Signal
                         Corporation; Lockheed Martin Corporation; Sandia
                         Aerospace National Laboratories; Anaren Microwave Inc.;
                         United States Corporation; Loral Corporation; United
                         States Army/Redstone; Aerospatiale Inc.

Consumer
Electronics:             Hitachi Ltd.; Mitsubishi Corp.; Sharp Electronics
                         Corporation; Sony Corporation; Dynamics Research
                         Corporation; China National Electric

Customer Service and Support

     Ansoft provides customer support services on both a pre-sale and post-sale basis. Pre-sale support involves the Company's application engineers working with the direct sales force to provide on-site support during critical stages of the user's benchmark, evaluation and implementation processes. Post-sale support is provided pursuant to renewable annual maintenance contracts. Post-sale services include on-line and telephone support for design engineers and on-site and in-house training on all products. Customers with maintenance agreements receive all product enhancement releases without additional charge. Product upgrades that add significant new functionality are provided to customers for an additional fee.

     The Company offers a variety of training programs for customers ranging from introductory level courses to advanced training.

Product Development

     The Company continually seeks to design and develop new technologies, products and interfaces. This effort includes releasing improved versions of its products on a regular basis and developing new products. The Company assigns an interdisciplinary team of personnel from research and development, software development, documentation, quality assurance, customer support and marketing to each product development project. Ansoft develops cooperative relationships with major customers with respect to beta-testing its new products or enhancements and implementing suggestions for new product features. The Company also maintains cooperative relationships with the major hardware vendors on which the Company's products operate. The Company believes that its team approach and cooperative relationships allow it to design products that respond on a timely basis to emerging trends in computing, graphics and networking technologies.

     During fiscal 1996, 1995 and 1994 research and development expenses were $1.8 million, $1.5 million and $1.3 million, respectively. As of April 30, 1996, the Company's product development group consisted of 28 employees. The Company anticipates that it will continue to commit substantial resources to product development for the foreseeable future.

Competition

     The EDA software industry is highly competitive and is characterized by continuing advances in products and technologies. In general, competition in the traditional EDA industry comes from major EDA vendors, some of which have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company. The Company competes directly with certain major EDA vendors and privately-held companies which provide products based on electromagnetic principles derived from Maxwell's Equations. There can be no assurance that the major EDA vendors and other EDA companies will not expand and develop new products in the electromagnetics-based EDA market. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of whom design and develop customized design tools for their particular needs. If the Company is unable to compete successfully against current and future competitors, the Company's business, operating results and financial condition will be materially adversely affected.

     Ansoft believes that its current products compete effectively on the basis of product functionality, solution speed and accuracy, reliability, price, ease of use and technical support for applications which require accurate modeling of electromagnetic interaction. However, there is no assurance that the Company will not face competitive technologies that could hinder its future growth.

Proprietary Rights

     The Company is heavily dependent on its proprietary software technology. The Company relies on a combination of non-competition and confidentiality agreements with its employees, license agreements, copyrights, trademarks and trade secret laws to establish and protect proprietary rights to its technology. The Company does not hold any patents. All Ansoft software is shipped with a security lock which limits software access to authorized users. In addition, the Company does not license or release its source code. Effective copyright and trade secret protection of the Company's proprietary technology may be unavailable or limited in certain foreign countries.

     Maxwell(R) and ParICs(R) are registered trademarks in the United States of Ansoft Corporation.

Employees

     As of April 30, 1996, the Company had a total of 69 employees, including 28 in research and development, 35 in sales, marketing, and customer support services and six in administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

ITEM 2.    PROPERTIES

     The Company occupies approximately 10,000 square feet of space at its headquarters in Pittsburgh, Pennsylvania under a lease expiring in 1999. The current annual base rent is approximately $140,400. The Company also maintains sales and support offices in California and Japan. The Company's current aggregate annual rental expenses for these additional facilities is approximately $42,000. Ansoft believes that its existing facilities are adequate for its current needs and that suitable additional space will be available when needed.

ITEM 3.    LEGAL PROCEEDINGS

     The Company is not a party to any litigation and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning each of the executive officers of the Company:

Name                             Age   Title
Zoltan J. Cendes, Ph.D ........   50   Chief Research Scientist
Nicholas Csendes ..............   52   President and Chief Executive Officer
Thomas A.N. Miller ............   48   Chief Financial Officer
Padmanabhan Premkumar .........   33   Vice President-Marketing

     Dr. Zoltan Cendes is a founder of Ansoft and has served as Chairman of the Board of Directors of the Company and its chief research scientist, since its formation in 1984. Since 1982, Dr. Cendes has been a university professor in electrical and computer engineering at Carnegie Mellon University. Dr. Cendes has lectured throughout North America, Europe and Asia on the topic of electromagnetics and finite element analysis and has published over 100 publications on these topics. Dr. Cendes directs the research efforts of Ansoft.

     Nicholas Csendes is a founder of Ansoft and has served as President, Chief Executive Officer and Secretary since 1992 and a director since 1984. From 1989 to 1994, Mr. Csendes was an officer, director and controlling stockholder of Southwest Gas Systems, Inc. ("Southwest Gas"), a privately-held natural gas company which was sold to Ensearch Corporation in 1994. Mr. Csendes was a founder and major stockholder of IT Network, Inc. ("ITN"), the predecessor company to Source Media, Inc. ("Source Media"), a publicly-held interactive information service company. Mr. Csendes was a director of ITN from 1988 to 1994. From 1991 to 1993, Mr. Csendes was a director of Cableshares, Inc., a publicly-held interactive software development company. Since 1985, Mr. Csendes has been an officer, director and controlling stockholder of American Banner Resources, Inc. ("ABR"), a privately-held holding company with various interests in real estate and public and private securities.

     Thomas A.N. Miller is a founder of Ansoft and has served as a director since 1984 and as Chief Financial Officer since 1994. From 1989 to 1994, Mr. Miller was an officer, director and controlling stockholder of Southwest Gas. Mr. Miller was a founder of ITN and served as Chairman of the Board of ITN from its inception in 1988 to 1994, and served as Chief Executive Officer of ITN from its inception to December 1992. Since 1981, Mr. Miller has been President, director and controlling stockholder of ABR and its predecessor companies.

     Padmanabhan Premkumar joined Ansoft in 1989. From 1991 to 1994, Mr. Premkumar was in charge of Ansoft's software development programs as Vice President of Development. Since 1995, Mr. Premkumar has been Vice President-Marketing, responsible for product planning, marketing and commercialization of existing software product enhancements and the commercial development of new products. Prior to joining Ansoft, Mr. Premkumar was a research associate in the Robotics Laboratory at the University of Toledo.

     Officers are appointed by the Board of Directors and serve at the discretion of the Board. Dr. Zoltan J. Cendes and Mr. Nicholas Csendes are brothers. There are no other family relationships between any of the directors or executive officers of the Company.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     The Common Stock of the Company has been listed on the Nasdaq National Market under the symbol "ANST" since its initial public offering which was declared effective on April 3, 1996. Prior to that date, there was no established public trading market for the Company's Common Stock. The following table sets forth the range of high and low sale prices of the Common Stock as reported on the Nasdaq National Market for the fiscal year ended April 30, 1996.

         Fiscal 1996:                                         HIGH        LOW
                                                              ----        ---
             Fourth Quarter
                   (April 3, 1996 to April 30, 1996)          $9.50      $7.125


     The Company has not paid cash dividends on its Common Stock since its inception. The Company currently intends to retain earnings for development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

     The approximate number of shareholders of record at July 18, 1996 was 118. As of July 18, two record holders were registered clearing agencies holding common stock on behalf of participants of such clearing agencies.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The statement of operations data for each of the years in the three-year period ended April 30, 1996 and the balance sheet data as of April 30, 1996 and 1995 are derived from financial statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants, and are included elsewhere in this Report. The statement of operations data for the year ended April 30, 1993 and the balance sheet data as of April 30, 1994 are derived from financial statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The statement of operations data for the year ended April 30, 1992 and the balance sheet data at April 30, 1993 and 1992 are derived from unaudited financial statements.

Year Ended April 30, (In thousands, except per share data)
                                       -----------------------------------------------
                                       1996      1995       1994       1993       1992
                                       ----      ----       ----       ----       ----
Statement of Operations Data
Revenues:

  License .........................   $7,995    $5,921    $ 4,944    $ 3,350    $ 2,567
  Service and other ...............      700       233        177        121       --
                                      ------    ------    -------    -------    -------
Total revenue .....................    8,695     6,154      5,121      3,471      2,567
                                      ------    ------    -------    -------    -------
Costs and expenses:
  Sales and marketing .............    5,007     3,935      2,734      1,699      1,135
  Research and development ........    1,766     1,462      1,296      1,450      1,488
  General and administrative ......    1,269     1,046      1,137      1,096        860
  Write-off of capitalized software     --        --         --         --        1,230
                                      ------    ------    -------    -------    -------
    Total costs and expenses ......    8,042     6,443      5,167      4,245      4,713
                                      ------    ------    -------    -------    -------
Income (loss) from operations .....      653      (289)       (46)      (774)    (2,146)
Interest income (expense) .........       35       (16)       (94)      (193)      (133)
                                      ------    ------    -------    -------    -------
Income (loss) before income taxes .      688      (305)      (140)      (967)    (2,279)

Income tax benefit ................      612      --         --         --         --
                                      ------    ------    -------    -------    -------
Net income (loss) .................   $1,300    $ (305)   $  (140)   $  (967)   $(2,279)
                                      ======    ======    =======    =======    =======
Net income (loss) per share .......   $ 0.19    $(0.06)   $ (0.06)   $ (0.40)   $ (1.00)
                                      ======    ======    =======    =======    =======
Weighted average shares outstanding    6,873     5,528      2,394      2,394      2,286
                                      ======    ======    =======    =======    =======


Year Ended April 30, (In thousands, except per share data)
                                         ---------------------------------------------
                                         1996     1995      1994       1993       1992
                                         ----     ----      ----       ----       ----
Balance Sheet Data
Cash and cash equivalents ..........   $10,728   $  116   $    43    $    10    $    59
Working capital (deficit) ..........    12,204      593       259       (748)      (570)
Total assets .......................    15,391    1,792     1,417        950        681
Total stockholders' equity (deficit)   $14,291   $1,161   $(3,435)   $(3,295)   $(2,418)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company develops, markets and supports EDA software, based upon electromagnetic principles, for the design of electronic, communications and electromechanical components and systems. The Company was incorporated in 1984 and commenced commercial shipments of its first software product, focused on the electronic component industry, in 1987. The Company subsequently offered solutions in both electromechanical ("EM") and signal integrity ("SI") products. The SI products are targeted at two markets: High Speed and High Frequency. The importance of any individual product has diminished as the Company has introduced new products.

     Revenue consists primarily of fees for licenses of the Company's software products and fees for customer service and support. Revenue from the sale of software licenses is recognized upon shipment of the products and fulfillment of acceptance terms, if any. No significant obligations, including the performance of services essential to the functionality of the software, remain unfulfilled at the time revenue is recognized on software licenses, and with respect to any remaining insignificant obligations, either the related revenue is unbundled and deferred, based on the estimated fair value of related services, or the related estimated costs are accrued. When the Company receives advance payment for software products, such payments are recorded as deferred revenue and recognized as revenue when products are shipped and other obligations, if any, have been satisfied. Other revenue from customer training, support and other services is recognized as the service is performed.

     Costs directly attributable to the cost of license and service revenue are not material in any reported period. Accordingly, the Company has not separately disclosed these costs.

      In the fourth quarter of fiscal 1996, the Company recorded a net income tax benefit of $612,000, or $0.09 per share, resulting primarily from the partial recognition of previously unrecorded deferred tax assets in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes.". The Company's deferred tax asset of $700,000 as of April 30, 1996, consists primarily of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2001, through April 2010.

Results of Operations

     The following table sets forth the percentage of total revenue of each item in the Company's statements of operations:

Year Ended April 30,                               --------------------------
                                                   1996       1995       1994
                                                   ----       ----       ----
Revenues:

  License ....................................       92%        96%         97%
  Service and other ..........................        8          4           3
                                                    ---       ----        ----
    Total revenue ............................      100        100         100
                                                    ---       ----        ----
Costs and expenses:

  Sales and marketing ........................       58         64          54
  Research and development ...................       20         24          25
  General and administrative .................       15         17          22
                                                    ---       ----        ----
    Total costs and expenses .................       93        105         101
                                                    ---       ----        ----
Income (loss) from operations ................        7         (5)         (1)
Interest income (expense) ....................      --        --            (2)
                                                    ---       ----        ----
Income (loss) before income taxes ............        7         (5)         (3)
Income taxes .................................        8       --          --
                                                    ---       ----        ----
Net income (loss) ............................       15%        (5)%        (3)%
                                                    ===       ====        ====

Year Ended April 30, 1996 compared with Year Ended April 30, 1995

     Revenue. The Company's license revenue increased by 35% to $8.0 million for the year ended April 30, 1996, as compared with $5.9 million in the previous year. The increase in revenue is primarily attributable to the increase in the number of licenses sold. Service and other revenue increased by 200% to $700,000 for the year ended April 30, 1996, as compared with $233,000 in the previous year. The increase in service and maintenance revenue was primarily attributable to purchased annual maintenance agreements and reflects the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements.

     International revenue accounted for 33% and 31% of the Company's total revenue in fiscal 1996 and 1995, respectively. The Company expects that international revenues will account for an increasing portion of its revenues in the future.

     Revenue from the HP agreement accounted for 13% and 18% of total revenue in fiscal 1996 and 1995, respectively. The HP Agreement will expire in January 1997, and will not be renewed. HP has the right to sell the HFSS product through January 1998. The Company expects that HP will account for a lower percentage of its total revenues in the next twelve months. Since January 1994, the Company has directly marketed its Maxwell(R) Eminence product, which expands on the functionality of HFSS, to target the commercial wireless communications and defense/aerospace markets through its worldwide direct sales force and its international distributors.

     Sales and Marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 27% to $5.0 million in fiscal 1996, as compared to $3.9 million in fiscal 1995. Sales and marketing expenses increased primarily due to the expansion of the Company's sales and marketing organization and, to a lesser extent, participation in domestic and international conferences and trade shows. Sales and marketing expenses represented 58% and 64% of total revenue in fiscal 1996 and fiscal 1995, respectively. The decrease as a percentage of revenue is due to certain of the expenses being of a fixed nature which have not increased proportionately with the increase in revenue. The Company expects to increase sales and marketing expenditures both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

     Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses increased 21% to $1.8 million in fiscal 1996, as compared to $1.5 million in fiscal 1995. The increase is due to increased costs associated with continuing product development and enhancement of existing products. Research and development expenses represented 20% and 24% of total revenue in fiscal 1996 and 1995, respectively. The decrease as a percentage of revenue is due to certain of the expenses being of a fixed nature which have not increased proportionately with the increase in revenue. The Company anticipates that it will continue to devote substantial resources to product research and development.

     General and Administrative Expenses. General and administrative expenses increased 21% to $1.3 million in fiscal 1996, as compared to $1.0 million in fiscal 1995. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel, along with other general cost increases. General and administrative expenses represented 15% and 17% of total revenue in fiscal 1996 and 1995, respectively. The Company expects general and administrative expenses to continue to increase.

Year Ended April 30, 1995 compared with Year Ended April 30, 1994

     Revenue. The Company's license revenue increased by 20% to $5.9 million in fiscal 1995, as compared to $4.9 million in fiscal 1994. The growth in license revenue was attributable to an increase in the number of licenses sold. Service and other revenue increased by 32% to $233,000 in fiscal 1995, as compared to $177,000 in fiscal

1994. The increases in service revenue were primarily attributable to purchased annual maintenance agreements in connection with the continued growth of the installed base of customers licensing the Company's products.

     International revenue accounted for 31% and 28% and of the Company's total revenue in fiscal 1995 and 1994, respectively. HP revenue accounted for 18% and 16% of total revenue in fiscal 1995 and 1994, respectively.

     Sales and Marketing. Sales and marketing expenses increased by 44% to $3.9 million in fiscal 1995, as compared to $2.7 million in fiscal 1994. The increases were primarily due to the expansion of the Company's sales and marketing organization and, to a lesser extent, participation in domestic and international conferences and trade shows. Sales and marketing expenses represented 64% and 54% of total revenue in fiscal 1995 and 1994, respectively.

     Research and Development Expenses. Research and development expenses increased 13% to $1.5 million in fiscal 1995, as compared to $1.3 million in fiscal 1994. The increase in fiscal 1995 was due to increased costs associated with the development of new products and enhancement of existing products. Research and development expenses represented 24% and 25% of total revenue in fiscal 1995 and 1994, respectively.

     General and Administrative Expenses. General and administrative expenses were approximately $1.1 million in each of fiscal 1995 and 1994. General and administrative expenses as a percentage of revenue has decreased in fiscal 1995 as revenue has increased.

     Interest Expense. Interest expense decreased by 84% to $15,444 in fiscal 1995, as compared to $94,593 in fiscal 1994. Interest expense in fiscal 1994 includes interest on stockholder advances totaling $67,000. The decrease in fiscal 1995 is primarily attributable to the issuance of Common Stock of the Company in consideration for stockholder advances in fiscal 1995.

Quarterly Results of Operations

     The following table presents unaudited quarterly results in dollar amounts for each quarter of fiscal 1996 and fiscal 1995. The information has been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for such periods. The Company's quarterly results have been in the past, and may be in the future, subject to fluctuations due to increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and the size and timing of significant licenses. The Company believes that results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

Quarter Ended (In thousands, except per share data)
                                  -----------------------------------------------------------------------------------
                                  April       Jan.       Oct.       July      April       Jan.       Oct.       July
                                    30,        31,        31,        31,        30,        31,        31,        31,
                                   1996       1996       1995       1995       1995       1995       1994       1994
                                  ------     ------     ------     ------     ------     ------     ------     ------
Statement of Operations Data
Revenues:
  License ......................  $2,359     $2,066     $1,790     $1,780     $1,816     $1,276     $1,345     $1,484
  Service and other ............     323        157        131         89         58         57         89         28
                                  ------     ------     ------     ------     ------     ------     ------     ------
    Total revenue ..............   2,682      2,223      1,921      1,869      1,874      1,333      1,434      1,512
                                  ------     ------     ------     ------     ------     ------     ------     ------
Costs and expenses:
  Sales and marketing ..........   1,582      1,249      1,067      1,110      1,017        898        976      1,046
  Research and development .....     508        415        440        403        407        368        362        323
  General and administrative ...     347        370        289        263        261        261        247        277
                                  ------     ------     ------     ------     ------     ------     ------     ------
    Total costs and expenses ...   2,437      2,034      1,796      1,776      1,685      1,527      1,585      1,646
  Income (loss) before taxes ...     245        189        125         93        189       (194)      (151)      (134)
Interest income (expense) ......      41         (2)        (2)        (2)        (2)        (4)        (4)        (5)
                                  ------     ------     ------     ------     ------     ------     ------     ------
  Income (loss) before taxes ...     286        187        123         91        187       (198)      (155)      (139)
Income taxes(1) ................     612       --         --         --         --         --         --         --
                                  ------     ------     ------     ------     ------     ------     ------     ------
  Net income (loss) ............  $  898     $  187     $  123     $   91     $  187     $ (198)    $ (155)    $ (139)
                                  ======     ======     ======     ======     ======     ======     ======     ======
  Net income (loss) per share     $ 0.12     $ 0.03     $ 0.02     $ 0.01     $ 0.03     $(0.03)    $(0.03)    $(0.03)
                                  ======     ======     ======     ======     ======     ======     ======     ======
Weighted average shares
  outstanding ..................   7,302      6,832      6,861      6,893      6,893      6,438      5,638      4,306
                                  ======     ======     ======     ======     ======     ======     ======     ======

(1) In the fourth quarter of fiscal 1996, the Company recorded a net income tax benefit of $612,000 resulting primarily from the partial recognition of previously unrecorded deferred tax assets.

Liquidity and Capital Resources

     Net cash provided by financing activities includes proceeds from the issuance of Common Stock and stockholder advances totaling $11.4 million, $714,000, and $594,000, in fiscal 1996, 1995 and 1994, respectively. Other financing activities have principally been borrowing and repayment of debt.

     As of April 30, 1996, the Company had $10.7 million in cash and cash equivalents. Net cash provided by operating activities was $717,000 in fiscal 1996. Net cash used in operating activities was $340,000, and $126,000 in fiscal 1995 and 1994, respectively.

     Capital expenditures, consisting primarily of purchases of computer equipment, were $400,000, $277,000 and $246,000 in fiscal 1996, 1995 and 1994, respectively. The Company expects that purchases of computer equipment will increase as the Company's employee base grows.

     As of April 30, 1996, the Company has working capital of $12.2 million. The company believes that the net proceeds from its initial public offering, together with available funds and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

Effects of Inflation

     To date, inflation has not had a material impact on the Company's financial results.

Recent Accounting Pronouncements:

     In March 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 established guidelines for recognition of impairment losses related to long-lived assets and certain intangibles and related goodwill for both assets to be held and used as well as assets to be disposed of. The Company believes that the impact of the adoption of SFAS No. 121 will not have a material impact on its financial statements.

     In addition, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") in October 1995. SFAS No. 123 outlines preferable accounting treatment and reporting guidelines for employee stock compensations plans. The Company intends to adopt SFAS No. 123 through disclosure only effective May 1, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ansoft Corporation:

     We have audited the accompanying balance sheets of Ansoft Corporation as of April 30, 1996 and 1995 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended April 30, 1996. Our audit also included the financial statement schedule for the year ended April 30, 1996, listed at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ansoft Corporation as of April 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Pittsburgh, Pennsylvania
May 29, 1996

                                 Balance Sheet

                                                      ------------------------
April 30, (In thousands except per share data)           1996          1995
                                                      ----------    ----------
Assets
Current assets:

  Cash and cash equivalents........................      $10,728       $   116
  Accounts receivable, less allowance for doubtful
     accounts of $125 and $90, respectively........        1,666         1,100
  Marketable Securities held to maturity...........          119          --
  Deferred Taxes...................................          700          --
  Prepaid expenses and other assets................           91             8
                                                         -------       -------
Total current assets...............................       13,304         1,224

Plant and equipment, net ..........................          724           521
Marketable Securities held to maturity.............        1,340          --
Other asset........................................           13            13
Intangible asset, less accumulated amortization of
  $110 and $86 respectively .......................           10            34
                                                         -------       -------
Total assets.......................................      $15,391       $ 1,792
                                                         =======       =======
Liabilities and Stockholders' Equity
Current liabilities:
  Note payable to bank ............................      $  --         $    75
  Accounts payable.................................          345           215
  Accrued expenses.................................          131            97
  Accrued wages....................................          209            95
  Deferred revenue.................................          415           149
                                                         -------       -------
Total current liabilities..........................        1,100           631

Total liabilities..................................        1,100           631
                                                         -------       -------
Stockholders' equity:

  Preferred stock, par value $.01 per share;
     1,000 shares authorized, no shares
     outstanding...................................         --            --
     Common stock, par value $.01 per share;
     10,000 authorized shares; issued and
     outstanding 7,636 and 6,093
     shares, respectively..........................           76            61
  Additional paid-in capital.......................       17,204         5,831
  Receivable from stockholders.....................          --          (442)
  Accumulated deficit..............................      (2,989)       (4,289)
                                                         -------       -------
Total stockholders' equity ........................       14,291         1,161
                                                         -------       -------
Total liabilities and stockholders'
  equity ..........................................      $15,391       $ 1,792
                                                         =======       =======

See accompanying notes to financial statements.

                            Statements of Operations

Years Ended April 30, (In thousands, except per share data)
                                                    -----------------------------
                                                      1996       1995       1994
                                                    -------    -------    -------
Revenues:
  License .......................................   $ 7,995    $ 5,921    $ 4,944
  Service and other .............................       700        233        177
                                                    -------    -------    -------
Total revenue ...................................     8,695      6,154      5,121

Costs and expenses:
  Sales and marketing ...........................     5,007      3,935      2,734
  Research and development ......................     1,766      1,462      1,296
  General and administrative ....................     1,269      1,046      1,137
                                                    -------    -------    -------
Total costs and expenses ........................     8,042      6,443      5,167
                                                    -------    -------    -------
Income (loss) from operations ...................       653       (289)       (46)

Interest income .................................        41       --         --
Interest expense ................................        (6)       (16)       (94)
                                                    -------    -------    -------
Income (loss) before income taxes ...............       688       (305)      (140)
Income taxes ....................................       612       --         --
                                                    -------    -------    -------
Net income (loss) ...............................   $ 1,300    $  (305)   $  (140)
                                                    =======    =======    =======
Net income (loss) per share .....................   $  0.19    $ (0.06)   $ (0.06)
                                                    =======    =======    =======
Weighted average shares outstanding .............     6,873      5,528      2,394
                                                    =======    =======    =======

See accompanying notes to financial statements.

                  Statements of Stockholders' Equity (Deficit)

                                  Common Stock       Receivable    Additional
                               ------------------       From         Paid-in    Accumulated
(In thousands)                  Shares    Amount    Stockholders     Capital      Deficit     Total
                               --------   -------   ------------   ----------   -----------  --------
Balance, April 30, 1993......    1,680    $   17      $  --          $   532     $ (3,844)   $(3,295)
Net loss.....................       --        --         --               --         (140)      (140)
                                 -----    ------      -----          -------     --------    -------
Balance, April 30, 1994......    1,680    $   17      $  --          $   532     $ (3,984)   $(3,435)
Net loss.....................       --        --         --               33         (305)      (272)
Issuance of common stock.....    4,413        44       (442)           5,266           --      4,868
                                 -----    ------      -----          -------     --------    -------
Balance, April 30, 1995......    6,093    $   61      $(442)         $ 5,831     $ (4,289)   $ 1,161
Net income...................       --        --         --               --        1,300      1,300
Issuance of common stock.....    1,543        15         --           11,373           --     11,388
Payments from Stockholders...       --        --        442               --           --        442
                                 -----    ------      -----          -------     --------    -------
Balance, April 30, 1996......    7,636    $   76      $  --          $17,204     $ (2,989)   $14,291
                                 =====    ======      =====          =======     ========    =======

See accompanying notes to financial statements.

                            Statements of Cash Flows

                                             -------------------------------
Year Ended April 30, (In thousands)            1996        1995         1994
                                             -------      -----        -----
Cash flows from operating activities:
Net income (loss)..........................  $ 1,300      $(304)       $(140)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
      Depreciation.........................      197        145          126
      Amortization.........................       24         24           24
      Non-cash compensation................       --         32           --
      Deferred taxes.......................     (700)        --           --
Changes in assets and liabilities:
         Accounts receivable...............     (566)      (194)        (353)
         Prepaid expenses and other
           assets..........................      (83)        --           (2)
         Other long-term assets............       --         --           16
         Accounts payable..................      130        (65)          87
         Accrued wages and expenses........      148        (23)         125
         Deferred revenue..................      266         45           (9)
                                             -------      -----        -----
       Net cash provided by (used
               in) operating activities          716       (340)        (126)
                                             -------      -----        -----
Cash flows from investing activities:
  Purchases of plant and equipment.........     (400)      (277)        (245)
  Purchases of marketable securities
    held to maturity.......................   (1,459)        --           --
                                             -------      -----        -----
Net cash used in investing activities......   (1,859)      (277)        (245)
                                             -------      -----        -----
Cash flows from financing activities:
  Repayment of borrowings..................      (75)       (24)        (189)
  Proceeds from the issuance of common
    stock, net.............................   11,388         14           --
  Proceeds from related party
    stockholders, net......................      442        700          593
                                             -------      -----        -----
Net cash provided by financing activities     11,755        690          404
                                             -------      -----        -----
Net increase in cash and cash
  equivalents..............................   10,612         73           33
Cash and cash equivalents at beginning
  of period................................      116         43           10
                                             -------      -----        -----
Cash and cash equivalents at end of
  period...................................  $10,728      $ 116        $  43
                                             =======      =====        =====
Supplemental disclosures of cash flow
  information:
  Cash paid for interest...................  $     6      $  15        $  28
Cash paid for income taxes...............    $    72      $   2        $   3

See accompanying notes to financial statements.

                         Notes to Financial Statements

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

     Ansoft Corporation (Ansoft) develops, markets and supports electronic design automation software, based upon electromagnetic principles, for the design of electronic, communications and electromechanical components and systems.

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates.

Cash Equivalents

     Cash equivalents include only highly liquid debt instruments purchased with original maturity dates of three months or less.

Marketable Securities

     In fiscal 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on a prospective basis. Marketable Securities portfolio consists of corporate bonds and agency issues and are classified as of April 30, 1996, as held to maturity. Marketable securities held to maturity are recorded at amortized cost. A decline in the fair value of any marketable security below cost, that is deemed other than temporary, is charged to earnings resulting in a new cost basis for the security. Costs of investments sold are determined on the basis of specific identification.

Plant and Equipment

     Plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation for financial reporting purposes is computed using the straight-line method based upon the estimated useful lives of the assets which range from three to seven years. Assets acquired under capital leases and leasehold improvements are amortized over their useful life or the lease term, as appropriate.

Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition.

     Revenue consists primarily of fees for licenses of the Company's software products and fees for customer service and support. Revenue from the sale of software licenses is recognized upon shipment of the products and fulfillment of acceptance terms, if any. No significant obligations, including the performance of services essential to the functionality of the software, remain unfulfilled at the time revenue is recognized on software licenses, and with respect to any remaining insignificant obligations, either the related revenue is unbundled and deferred, based on the estimated fair value of related services, or the related estimated costs are accrued. When the Company receives advance payment for software products, such payments are recorded as deferred revenue and recognized as revenue when products are shipped and other obligations, if any, have been satisfied. Other revenue from customer training, support and other services is recognized as the service is performed.

     The Company uses distributors for the majority of its international sales. Revenue generated through distributors is generally recorded at the gross sales price paid by the customer. Commissions withheld by distributors are recorded as sales and marketing expense. License revenue also includes royalties earned on sales of certain products under terms of an agreement with Hewlett-Packard Corporation (see also note 8). Royalty revenue is recognized upon shipment of product as reported to the Company by Hewlett-Packard. All obligations of the Company are satisfied upon shipment of product by Hewlett-Packard.

     Costs directly attributable to the cost of license and service revenue are not material in any reported period. Accordingly, the Company has not separately disclosed these costs.

Software Development Costs

     Under Statement of Financial Accounting Standards (SFAS) No. 86, software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Technological feasibility is deemed to have been established upon completion of a detail program design or, in its absence, completion of a working model. Generally, the establishment of technological feasibility of the Company's products and general release have coincided. As a result, the Company has not capitalized any software development costs because any costs meeting the requirements of SFAS No. 86 have not been significant.

Intangible Asset

     In 1992, the Company acquired the rights to a software product marketed as the ParICs Modeler. This asset is carried at cost less accumulated amortization calculated using the straight-line method and a useful life of five years.

Income Taxes

     Income taxes are provided for under the provisions of SFAS No. 109, "Accounting for Income Taxes," for all periods presented. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculations where their inclusion would be antidilutive, except that in accordance with certain SEC Staff Accounting Bulletins, common and common equivalent shares issued during the 12 months preceding the initial filing of the Registration Statement for the Company's initial public offering have been included in the calculation using the treasury stock method as if they were outstanding for all periods presented.

(2) Plant and Equipment

     Plant and equipment consist of the following:

                                                           -------------------
April 30, (In thousands)                                     1996         1995
                                                           --------    -------
Computer equipment.......................................  $ 1,404      $1,036
Furniture and fixtures...................................      262         230
Leasehold improvements...................................        2           2
                                                           -------      ------
                                                             1,668       1,268
     Less allowances for depreciation and amortization...      944         747
                                                           -------      ------
                                                               724         521
                                                           =======      ======

(3) Marketable Securities

     Information about marketable investment securities at April 30, 1996, is as follows:

(In thousands)                     Amortized  Unrealized  Unrealized  Market
                                      cost       gains      losses     value
                                   ---------  ----------  ----------  ------
  Marketable Securities             $ 1,459         9          --    $ 1,468
                                    =======     =====       =====    =======

     The carrying values of debt securities as of April 30, 1996, by contractual maturity is shown below:

 (In thousands)

                                                                   -------
       Due in one year or less.................................... $   119
       Due in one to five years...................................     914
       Due in five to ten years...................................     426
                                                                   -------
                                                                   $ 1,459
                                                                   =======

(4) Borrowings

     In November 1991, the Company terminated its line of credit agreement with a bank and converted the outstanding balance, $150,000, to a secured note payable. The bank had the right to demand payment in full in accordance with the original line of credit agreement. Principal and interest were payable in 84 monthly installments which began December 1, 1991. The note provided for the payment of interest at the prime rate of interest plus 1%. The interest rate was 9.75% and 7.75% as of April 30, 1995 and 1994, respectively. The note was repaid in full in February 1996.

     In 1992, the Company purchased the assets of ParICs, Inc. for $120,000. Payment was in the form of a $120,000 note, payable in monthly installments over a five-year period commencing August 1992. The note was paid in full in 1994.

     On March 19, 1993, the Company borrowed $150,000 from a former stockholder evidenced by a note payable at 8% interest. The note was paid in full in 1994.

(5) Leases

     The Company leases its facilities under operating lease agreements which expire in 1999. Rental expense incurred by the Company under operating lease agreements totaled $187,063, $154,088 and $120,300 for the years ended April 30, 1996, 1995 and 1994, respectively. The future minimum lease payments for such operating leases as of April 30, 1996, are:

Year ending April 30, (In thousands)
- ----------------------
       1997........................................................  $ 148
       1998........................................................    140
       1999........................................................    105
       Thereafter..................................................     --
                                                                     -----
                                                                     $ 393
                                                                     =====

(6) Stockholders' Equity (Deficit) and Advances

     In May and December 1994, the Company issued 1,397,600 shares and 400,000 shares, respectively, to a corporation whose sole stockholders had been directors and executive officers of the Company since the formation of the Company, for settlement of prior advances totaling $2,072,000. In May 1994, the Company issued 614,524 shares to three directors and executive officers of the Company at that time for settlement of prior advances totaling $670,129. In September 1994, the Company issued 1,332,000 shares to nine persons (including three directors and executive officers of the Company at that time) for settlement of prior advances totaling $1,412,659. In December 1994, the Company issued 400,000 shares to two of the directors and executive officers of the Company at that time for settlement of advances in fiscal 1995 totaling $500,000. The exchange rates for such advances were fixed at the time of the initial advances, at the estimated fair market value of the Common Stock on the date of such advance. Interest expense in 1994 includes interest on stockholder advances totaling $66,740.

     In April 1996, the Company closed its initial public offering of common stock at $8.50 per share. The net proceeds of the offering were $11.3 million, after deducting applicable costs and expenses.

(7) Common Stock Options

     The Company's 1988 Stock Option Plan (1988 Plan) authorizes the issuance of 850,000 shares of common stock for the grant of incentive or nonstatutory stock options to employees and directors. Under the terms of the 1988 Plan, options to purchase Common Stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during specified future periods as determined by the Board of Directors. The 1988 Plan provides that the options shall expire no more than ten years after the date of the grant.

     In March 1995, the Board of Directors approved a 1995 Stock Option Plan (1995 Plan) that authorized the issuance of up to 350,000 shares of Common Stock for the grant of incentive or nonstatutory stock options to employees and directors. In January 1996, the Board of Directors approved an additional 300,000 shares of common stock for grant. Under the terms of the 1995 Plan, options to purchase Common Stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during specified future periods as determined by the Board of Directors. The 1995 Plan provides that the options shall expire no more than ten years after the date of the grant. Under the 1995 Plan, the Board approved the granting of incentive stock options to employees who elected to exercise up to 50% of their currently outstanding incentive stock options under the 1988 Plan. In addition, employees were given the right to require the Company to buy back any stock purchased under this offer at the exercise price plus 10% per share from March 15, 1996 until March 15, 1997. American Banner Resources, Inc., a company wholly owned by two directors of the Company, has agreed to purchase the stock repurchased by the Company under this program at a price equal to the price paid by the Company. Employees were also offered the ability to finance the stock purchased from the exercise of their 1988 Plan options through the origination of two-year, 8% loans from American Banner Resources, Inc. In connection with this transaction, the Company recorded a charge to fiscal 1995 operations of $32,558 representing compensation equal to the 10% per share premium on the 1988 options which were exercised pursuant to the 1995 Plan. Shares under outstanding options under the 1988 Plan and the 1995 Plan are as follows:

Shares under Outstanding Options

                                                 -------------------------
                                                  Shares          Price
                                                 --------      -----------
   Outstanding, April 30, 1993                    513,132      $0.32-$1.75
     Granted................................      320,017            $1.75
     Canceled...............................      (45,000)           $1.75
                                                 --------      -----------
   Outstanding, April 30, 1994                    788,149      $0.32-$1.75
     Granted................................      341,508      $1.75-$2.00
     Exercised..............................     (217,967)     $0.32-$1.75
     Canceled...............................     (149,473)           $1.75
                                                 --------      -----------

   Outstanding, April 30, 1995                    762,217      $1.00-$2.00
     Granted................................      174,000      $1.75-$2.00
     Exercised..............................      (42,868)     $0.32-$1.75
     Canceled...............................      (58,132)           $1.75
                                                 --------      -----------
   Outstanding, April 30, 1996                    835,217      $1.00-$2.00
                                                 ========      ===========

     Options to purchase 504,411 shares of Common Stock were exercisable at April 30, 1996 and options to purchase 403,948 shares of Common Stock were available for future grant at April 30, 1996.

     In addition to the options described above, the Chairman of the Board of Directors received an option to purchase 200,000 shares of Common Stock at an exercise price of $5.00 per share in April 1995. At that time, such exercise price was considered to be above the estimated fair market value. As of April 30, 1996, all such options were still outstanding and unexercised. The options expire ten years after the date of the grant.

(8) Export Sales, Major Customers and Credit Risk

     Export sales, principally to Asia, accounted for 33%, 31% and 28% of total revenues in 1996, 1995 and 1994, respectively. Included in export sales to Asia were sales to Japan, which accounted for approximately 13%, 14% and 10% of total revenue in fiscal 1996, 1995 and 1994, respectively. No other foreign country accounted for more than 10% of total revenue during these periods.

     Revenue from one distributor accounted for approximately $684,000, $489,000 and of total revenue in fiscal 1995 and 1994, respectively. As of April 30, 1995, accounts receivable from this distributor was $60,467.

     In 1989, the Company entered into an exclusive distribution agreement with Hewlett-Packard (the "HP agreement") for worldwide distribution of its HFSS product. Revenue from HP accounted for approximately $1,129,000, $1,078,000 and $821,000 of total revenue in fiscal 1996, 1995 and 1994, respectively. The HP agreement expires in January 1997, and will not be renewed. HP has the right to sell the HFSS product until January 1998. In the opinion of management, the expiration of the distribution agreement will not have a material adverse effect on the Company's financial position or results of operations.

     The Company markets its software products to customers throughout the world directly and through distributors and generally does not require collateral. However, letters of credit are obtained from certain international customers prior to shipment. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company believes that it has adequately provided for credit losses.

(9) Income Taxes

     The provision for income taxes consisted of the following:

                                                ---------------------------
April 30, (In thousands)                         1996        1995      1994
                                                -----       -----     -----
Current:
  Federal ................................      $  14          --        --
  Foreign ................................         72          --        --
  State ..................................          2          --        --
                                                -----       -----     -----
    Total ................................         88          --        --

Deferred:
  Federal ................................       (638)         --        --
  State ..................................        (62)         --        --
                                                -----       -----     -----
    Total ................................       (700)         --        --
                                                -----       -----     -----
Total provision for income taxes .........      $ 612       $  --     $  --
                                                =====       =====     =====

     The Company's actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

                                                     --------------------------
April 30, (In thousands)                              1996       1995      1994
                                                     -----      -----      ----
Income tax expense (benefit) at statutory
   rate ........................................     $ 234      $(104)     $(48)
State income tax, net of federal offset ........        41        (18)      (15)
Expiration of State net operating losses .......        91         --        --
Change in valuation allowance ..................      (992)       114        61
Other, net .....................................        14          8         2
                                                     -----      -----      ----
Actual income tax expense (benefit) ............     $(612)     $  --      $ --
                                                     =====      =====      ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                           --------------------
April 30, (In thousands)                                     1996         1995
                                                           -------      -------
Deferred tax assets:
  Net operating loss carryforward ....................     $ 1,245      $ 1,610
  Allowance for doubtful accounts ....................          51           32
  Alternative Minimum Tax credit carryforward ........          14           --
  Foreign Tax Credit carryforward ....................          72           --
  Other ..............................................          --           14
                                                           -------      -------
Total gross deferred tax assets ......................       1,382        1,656

Less valuation allowance .............................         599        1,591
                                                           -------      -------
Net deferred tax assets ..............................         783           65
                                                           =======      =======
Deferred tax liabilities:
  Property, plant and equipment ......................         (83)         (65)
                                                           -------      -------
Total gross deferred tax liability ...................         (83)         (65)
                                                           -------      -------
Net deferred taxes ...................................     $   700      $    --
                                                           =======      =======

     The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets pursuant to SFAS No. 109. The decrease in the valuation allowance during the fourth quarter of the year ended April 30, 1996 was due to management's determination that some portion of the deferred tax assets would more likely than not be realized in the future. This determination was due in part to the successful completion of the Company's IPO, which is expected to generate future taxable investment income on the IPO proceeds. The ultimate realization of the remaining deferred tax assets is dependent upon the generation of future taxable income beyond that which is deemed more likely than not at this time. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. Due to the uncertainty of the future financial results of the company, a valuation allowance is maintained for the remaining deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

     As of April 30, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $3,327,161 which are available to offset future federal taxable income, if any, and expire in relatively equal increments, beginning April 30, 2001 through April 30, 2010.

(10) Related Party Transactions

     Certain of the Company's principal stockholders are also members of the Board of Directors and executive management.

     In 1992, the Company entered into an agreement with a distributor under which distribution rights in Japan were granted for certain Company products. In addition, the distributor purchased 120,000 shares of the Company's Common Stock at a price of $2.50 per share. Sales through the distributor were approximately $684,000 and $489,000 in 1995 and 1994, respectively. These transactions were on terms no less favorable to the Company than could be obtained from unrelated third parties. In fiscal 1995, the Company terminated the distribution agreement. In the opinion of management, the termination of the distribution agreement will not have a material adverse effect on the Company's financial position or results of operations.

(11) Employee Benefit Plan

     The Company has a 401(k) savings and retirement plan which covers its full-time employees who have attained the age of 21 and have completed six months of service. Eligible employees make voluntary contributions to the plan up to 15% of their annual compensation. The Company is not required to contribute, nor has it contributed, to the 401(k) Plan.

(12) Commitments and Contingencies

     The Company is not a party to any litigation and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results or financial condition.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K.


                                                                                        Page(s)
                                                                                        -------
Report of KPMG Peat Marwick LLP                                                            18

Balance Sheet as of April 30, 1996 and 1995                                                19

Statement of Operations for the years ended April 30, 1996, 1995 and 1994                  20

Statement of Stockholders' Equity (Deficit) for the years ended April 30, 1996,
  1995 and 1994                                                                            21

Statement of Cash Flows for the years ended April 30, 1996, 1995 and 1994                  22

Notes to Financial Statements                                                              23

Financial Statement Schedule:
    Schedule II - Valuation and Qualifying Accounts and Reserves                           34

Financial statement schedules not listed above have been omitted because they are inapplicable, are not required under applicable provisions of Regulation S-X, or the information that would otherwise be included in such schedules is contained in the registrant's financial statements or accompanying notes.


     2. EXHIBITS. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.



Exhibit No.                     Description
- -----------                     -----------

    3.1 Articles of Incorporation of the Company (incorporated by reference from Registration Statement No. 333-1398).

    3.2 Bylaws of the Company (incorporated by reference from Registration Statement No. 333-1398).

  *10.1        1988 Stock Option Plan (incorporated by reference from
               Registration Statement No. 333-1398).

  *10.2        1995 Stock Option Plan (incorporated by reference from
               Registration Statement No. 333-1398).

  *10.3        Zoltan Cendes Stock Option Plan, dated April 30, 1995
               (incorporated by reference from Registration Statement
               No. 333-1398).


   10.4 Office Lease Agreement between Commerce Court Associates and the Company dated June 7, 1989.

   10.5        Amendment No. 1 to Office Lease Agreement between Commerce Court
               Associates and the Company dated March 17, 1994 (incorporated by reference from Registration Statement No. 333-1398).

   10.6 Software Distribution Agreement, by and between the Company and Hewlett-Packard Company, dated January 1, 1994 (incorporated by reference from Registration Statement No. 333-1398).

   10.7        First Amendment to Software Distribution Agreement, by and
               between the Company and Hewlett-Packard Company, dated May 9, 1995
               (incorporated by reference from Registration Statement No. 333-1398).

   10.8        Second Amendment to Software Distribution Agreement, by and between the Company and Hewlett-Packard Company, dated September 7, 1995
               (incorporated by reference from Registration Statement No. 333-1398).

   10.9        Underwriting Agreement dated April 3, 1996 by and between Registrant and Janney Montgomery Scott Inc. and Pennsylvania Merchant Group Ltd.,
               as representatives for the Underwriters identified therein (filed herewith).

   11.1        Calculation of Earnings Per Share (filed herewith).

   27.1        Financial Data Schedule (filed herewith).

- ----------------
* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).


(b)  REPORTS ON FORM 8-K:

         No Reports on Form 8-K were filed by the Company during the last quarter of fiscal year 1996.

(c) The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Item 14(a)(2) hereof which are not incorporated by reference.

(d) The Company hereby files as financial statement schedules to this Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.

ITEM 14 (A).

                 Schedule II-Valuation and Qualifying Accounts
                                 (In thousands)

                                Balance as of          Additions                      Balance as of
                                the Beginning       Charged to Costs                    the End of
                                of the Period         and Expenses     Deductions       the Period
                                -------------         ------------     ----------       ----------
Year ended April 30, 1996
  Allowance for doubtful
      accounts ...............       70                     55             --               125

Year ended April 30, 1995
  Allowance for doubtful
      accounts ...............       60                     10             --                70

Year ended April 30, 1994
  Allowance for doubtful
      accounts ...............       35                     25             --                60

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  July 23, 1996                 ANSOFT CORPORATION.

                                    By:  /s/ NICHOLAS CSENDES
                                    -------------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 23, 1996.

Signature                             Title
(1)    Principal Executive, Financial
       Accounting Officers

/s/ NICHOLAS CSENDES,                 President, Chief Executive Officer and Director
- -----------------------------
Nicholas Csendes

/s/ ZOLTAN J. CENDES, PH.D.           Chairman of the Board and Director
- -----------------------------
Zoltan J. Cendes, Ph.D.

/s/ THOMAS A.N. MILLER                Chief Financial Officer and Director
- -----------------------------
Thomas A.N. Miller

/s/ JACOB K. WHITE, PH.D.             Director
- -----------------------------
Jacob K. White, Ph.D.

/s/ JOHN N. WHELIHAN                  Director
- -----------------------------
John N. Whelihan