Form 10-Q
period 1996-07-31
ANSOFT CORP
filed 1996-09-11
CIK 849433

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended July 31, 1996

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to _______

                       Commission file number 0000849433

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ]

The number of shares of the registrant's Common Stock outstanding as of the close of business on September 4, 1996 was 7,643,459.

                               ANSOFT CORPORATION
                                   FORM 10-Q
                                     INDEX

Part I   FINANCIAL INFORMATION                                            PAGE
                                                                          ----
Item 1.    Financial Statements
           Consolidated Balance Sheets - July 31, 1996
             and April 30, 1996                                              1
           Consolidated Statements of Operations - Three months
             ended July 31, 1996 and 1995                                    2
           Consolidated Statements of Cash Flows - Three months
             ended July 31, 1996 and 1995                                    3
           Notes to the Consolidated Financial Statements                    4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             6

Part II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  9

Signatures                                                                  10

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANSOFT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        July 31,                   April 30,
                                                          1996                       1996
                                                        --------                   --------
Assets
Current assets:
   Cash and cash equivalents                             $   406                    $10,728
   Accounts receivable                                     1,820                      1,666
   Marketable Securities held to maturity                    554                        119
   Deferred Taxes                                            700                        700
   Prepaid expenses and other assets                         395                         91
                                                         -------                    -------
Total current assets                                       3,875                     13,304

Plant and Equipment                                        1,026                        724
Marketable Securities held to maturity                     8,554                      1,340
Other asset                                                    3                         13
Intangible asset                                           3,058                         10
                                                         -------                    -------
Total assets                                             $16,516                    $15,391
                                                         =======                    =======


Liabilities and Stockholders' Equity
Current liabilities:
   Line of Credit                                        $ 3,300                    $    --
   Accounts payable                                          320                        345
   Accrued expenses                                          592                        131
   Accrued wages                                              87                        209
   Deferred revenue                                          657                        415
                                                         -------                    -------
Total current liabilities                                  4,956                      1,100

Total liabilities                                          4,956                      1,100
                                                         -------                    -------
Stockholders' equity:
   Preferred stock, par value $.01 per share;
     1,000 shares authorized, no shares
     outstanding                                              --                         --
   Common stock, par value $.01 per share;
     10,000 authorized shares; issued and
     outstanding 7,641 and 7,636
     shares, respectively                                     76                         76
   Additional paid-in capital                             17,210                     17,204
   Accumulated deficit                                    (5,726)                    (2,989)
                                                         -------                    -------
Total stockholders' equity                                11,560                     14,291
                                                         -------                    -------
Total liabilities and stockholders'
   equity                                                $16,516                    $15,391
                                                         =======                    =======


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                         Three months ended July 31,
                                                        1996                       1995
                                                        ----                       ----
Revenues:
   License                                              $ 1,961                   $ 1,780
   Service and other                                        357                        89
                                                        -------                   -------
Total revenue                                             2,318                     1,869

Costs and expenses:
   Sales and marketing                                    1,429                     1,110
   Research and development                                 498                       403
   General and administrative                               294                       263
   In process research and development                    3,054                        --
                                                        -------                   -------
Total costs and expenses                                  5,275                     1,776
                                                        -------                   -------
Income (loss) from
   operations                                            (2,957)                       93
Interest income                                             220                        --
Interest expense                                             --                        (2)
                                                        -------                   -------
Income (loss) before income taxes                        (2,737)                       91
Income taxes                                                 --                        --
                                                        -------                   -------
Net income (loss)                                       $(2,737)                  $    91
                                                        =======                   =======
Net income (loss) per share                             $ (0.35)                  $  0.01
                                                        =======                   =======
Weighted average shares
   outstanding                                            7,907                     6,893
                                                        =======                   =======


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Three months ended July 31,
                                                         1996                    1995
                                                         ----                    ----
Cash flows from operating activities:
Net income (loss)                                        $ (2,737)                 $  91
Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Purchased in process research and development          3,054                     --
     Depreciation                                              58                     44
     Amortization                                               6                      5
Changes in assets and liabilities:
   Accounts receivable                                       (155)                   (32)
   Prepaid expenses and other assets                            7                     --
   Other long-term assets                                      10                     --
   Accounts payable                                           (25)                   (66)
   Accrued wages and expenses                                (152)                    59
   Deferred revenue                                            --                     53
                                                         --------                  -----
Net cash provided by operating activities                      66                    154
                                                         --------                  -----

Cash flows from investing activities:
Purchases of plant and equipment                             (145)                   (71)
Acquisition of the EBU, net                                (5,600)                    --
Purchases of marketable securities
   held to maturity                                        (7,949)                    --
                                                         --------                  -----
Net cash used in investing activities                     (13,694)                   (71)
                                                         --------                  -----

Cash flows from financing activities:
Proceeds from line of credit                                3,300                     --
Payments on note payable                                       --                     (5)
Proceeds from the issuance of common stock, net                 6                     12
Proceeds from related party stockholders, net                  --                   (140)
                                                         --------                  -----
Net cash provided by (used in) financing activities         3,306                   (133)
                                                         --------                  -----
Net increase (decrease) in cash and
   cash equivalents                                       (10,322)                   (50)
Cash and cash equivalents at beginning of period           10,728                    116
                                                         --------                  -----
Cash and cash equivalents at end of period                    406                     66
                                                         ========                  =====
Supplemental disclosures of cash flow information:

Cash paid for interest                                   $     --                  $   2
                                                         ========                  =====
Cash paid for income taxes                               $      8                  $   6
                                                         ========                  =====


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the fiscal year ended April 30, 1996 financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Commission.

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

(2)  Acquisition and related Intangible Assets

     On July 24, 1996, the Company acquired The MacNeal Schwendler Corporation's ("MSC") Electronics Business Unit (the "EBU") for $5.6 million in cash. The acquisition has been accounted for as a purchase, and the financial results of the EBU have been included in the accompanying consolidated financial statements since the date of the acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The allocation of the acquisition resulted in an in process research and development charge of $3.1 million because certain acquired technology had not reached technological feasibility. The intangible assets of $2.5 million and $560,000 consist of the customer list and established work force, respectively. They are being amortized on a straight line basis over a seven and three year life, respectively, commencing in August 1996.

     The fair value of the assets and liabilities acquired are presented below:

                                                             (In thousands)
         Plant and Equipment..............................      $   215
         Other Assets.....................................           11
         Accrued Liabilities..............................         (491)
         Deferred Revenue.................................         (243)
         In-process research and development..............        3,054
         Intangible assets................................        3,054
                                                                -------
              Net assets acquired.........................      $ 5,600
                                                                =======

     The following unaudited pro forma summary presents information as if the acquisition of the EBU occurred at the beginning of the period presented. The EBU has no separate legal status as it was an integral part of MSC's overall operations. As a result, separate financial statements have not been maintained for the EBU. Historically, MSC did not allocate general and administrative costs to the EBU, so any such allocation at this time would be arbitrary. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprise.

                                                    Three months ended July 31,
                                                      1996             1995
                                                      ----             ---
                                                         (In thousands)
         Revenue................................... $ 2,970          $ 2,515
         Net income (loss)......................... $(2,631)         $   166
         Net income (loss) per share............... $ (0.33)         $  0.02

(3) Borrowings

     The Company has available a secured line of credit from a domestic financial institution at an interest rate varying from a minimum of 1% below the Broker's Call Rate to a maximum equaling the Broker's Call Rate. The line of credit is secured by the marketable securities held with the institution. As of July 31, 1996, the outstanding balance was $3.3 million and the interest rate charged was 6.25%. The availability of the unused line of credit, approximately $1.2 million as of July 31, 1996, is subject to certain borrowing base requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The discussion in this Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company that involve risks and uncertainties. The Company's future results could differ materially from the results presented herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed from time to time in the Company's public reports filed with the Securities and Exchange Commission, including the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on April 3, 1996 and the report on Form 10-K for the fiscal year ended April 30, 1996.

Results of Operations

     The following table sets forth the percentage of total revenue of each item in the Company's statements of operations:

                                                        Three months ended July 31,
                                                       1996                     1995
                                                       ----                     ----
Revenues:
   License                                              85%                       95%
   Service and other                                    15                         5
                                                      ----                      ----
Total revenue                                          100                       100

Costs and expenses:
   Sales and marketing                                  62                        59
   Research and development                             21                        22
   General and administrative                           12                        14
   In process research and development                 132                        --
                                                      ----                      ----
Total costs and expenses                               227                        95
                                                      ----                      ----
Income (loss) from operations                         (127)                        5
Interest income                                          9                        --
Interest expense                                        --                        --
                                                      ----                      ----
Income (loss) before income taxes                     (118)                        5
Income taxes                                            --                        --
                                                      ----                      ----
Net income (loss)                                     (118)%                       5%
                                                      ====                      ====

Comparison of The Three Months Ended July 31, 1996 and 1995

         Revenue. Total revenue for the first quarter of fiscal 1997 was $2.3 million, an increase of 24% as compared to the $1.9 million reported in the first quarter of fiscal 1996. The revenue growth is primarily attributed to the continued growth of the installed base of customers licensing the Company's existing products and to a lesser extent, new product introductions. In addition, the increase in service and other revenue was attributed to increased purchased annual maintenance agreements and reflects the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements and to a lesser extent, revenue recognized on the research and development cost sharing agreements.

     International revenue accounted for 38% and 37% of the Company's total revenue in the first quarter of fiscal 1997 and 1996, respectively. The Company expects that international revenues will account for an increasing portion of its revenues in the future.

     Revenue from the HP agreement accounted for 16% and 8% revenue in the first quarter of fiscal 1997 and 1996, respectively. The HP Agreement will expire in January 1997, and will not be renewed. HP has the right to sell the HFSS product through January 1998. Since January 1994, the Company has directly marketed its Maxwell(R) Eminence product, which expands on the functionality of HFSS, to target the commercial wireless communications and defense/aerospace markets through its worldwide direct sales force and its international distributors.

     Sales and Marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 29% to $1.4 million in the first quarter of fiscal 1997, as compared to $1.1 million in the first quarter of fiscal 1996. Sales and Marketing expense represented 62% of total revenue, compared to 59% in the first quarter of fiscal 1996. The increase is primarily attributed to increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. The Company expects to increase sales and marketing expenditures both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

     Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses increased 24% to $498,000 in the first quarter of fiscal 1997, as compared to $403,000 in the first quarter of fiscal 1996. The increase is due to increased costs associated with continuing product development and enhancement of existing products. The Company anticipates that it will continue to devote substantial resources to product research and development.

     General and Administrative Expenses. General and administrative expenses increased 12% to $294,000 in the first quarter of fiscal 1997, as compared to $263,000 in the first quarter of fiscal 1996. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel, along with other general cost increases. The Company expects general and administrative expenses to continue to increase as a result of the Company's recent acquisition.

     In Process Research and Development Expenses. On July 24, 1996, the Company acquired MSC's EBU for $5.6 million in cash. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The allocation of the acquisition resulted in an in process research and development charge of $3.1 million because certain acquired technology had not reached technological feasibility.

Liquidity and Capital Resources

     As of July 31, 1996, the Company had $406,000 in cash and cash equivalents. Net cash provided by operating activities was $66,000 in the first quarter of fiscal 1997. Net cash used in investing activities was $13.7 million in the first quarter of fiscal 1997, consisting primarily of the purchase of marketable securities held to maturity of $7.9 million and the acquisition of the EBU for $5.6 million. Net cash used in financing activities consisted primarily of $3.3 million in proceeds received on the Company's line of credit which was used as part of the cash payment for the acquisition.

     As of July 31, 1996, the Company had a net working capital of $(1.1) million. The negative working capital balance resulting from the use of working capital in connection with the acquisition of the EBU in July 1996. The Company also has available an unused portion of a line of credit, which is collateralized by the marketable securities of the Company. As of July 31, 1996, $3.3 million was outstanding under the line of credit with approximately $1.2 million available for borrowing on this line of credit. The Company believes that the available funds, together with the cash available under its line of credit and cash flows from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

                         PART II FINANCIAL INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Quarterly Report on Form 10Q are listed below and are incorporated herein by reference:

     Exhibit No.

         10.1 Asset Purchase Agreement By and Between Ansoft Corporation and The MacNeal Schwendler Corporation dated July 24, 1996.

         11.1     Statement regarding computation of per share earnings.

         27.1     Financial Data Schedule.

(b) The Company filed the following reports on Form 8-K during the period from April 30, 1996 to July 31, 1996.

       Date
     of Report             Item Reported
     ---------             -------------
     May 8, 1996           Item 5.  Other Events.
     June 5, 1996          Item 5.  Other Events.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  September 11, 1996

                                    ANSOFT CORPORATION

                                    By:  /s/ NICHOLAS CSENDES
                                        ------------------------
                                        Nicholas Csendes
                                        President and Chief Executive Officer

                                    By:  /s/ THOMAS A.N. MILLER
                                        ------------------------
                                        Thomas A.N. Miller
                                        Chief Financial Officer and Director