Form 10-Q
period 1996-10-31
ANSOFT CORP
filed 1996-12-11
CIK 849433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended October 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's Common Stock outstanding as of the close of business on December 9, 1996 was 7,690,859.

                               ANSOFT CORPORATION
                                   FORM 10-Q
                                     INDEX

Part I   FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.    Financial Statements
           Consolidated Balance Sheets - October 31, 1996
             and July 31, 1996                                                1
           Consolidated Statements of Operations - Three and six months
             ended October 31, 1996 and 1995                                  2
           Consolidated Statements of Cash Flows - Six months
             ended October 31, 1996 and 1995                                  3
           Notes to the Consolidated Financial Statements                     4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              6

Part II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                9
Item 6.    Exhibits and Reports on Form 8-K                                   9

Signatures                                                                   10

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANSOFT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     October 31,                   July 31,
                                                         1996                        1996
                                                     -----------                   --------
Assets
Current assets:
Cash and cash equivalents                              $   386                     $   406
   Accounts receivable                                   2,487                       1,820
   Marketable Securities held to maturity                  554                         554
   Deferred Taxes                                          700                         700
   Prepaid expenses and other assets                       364                         395
                                                       -------                     -------
Total current assets                                     4,491                       3,875

Plant and Equipment                                      1,146                       1,026
Marketable Securities held to maturity                   9,273                       8,554
Other asset                                                 --                           3
Intangible asset                                         2,918                       3,058
                                                       -------                     -------
Total assets                                           $17,828                     $16,516
                                                       =======                     =======


Liabilities and Stockholders' Equity
Current liabilities:
   Line of Credit                                      $ 4,169                     $ 3,300
   Accounts payable                                        258                         320
   Accrued expenses                                        467                         592
   Accrued wages                                           282                          87
   Deferred revenue                                        724                         657
                                                       -------                     -------
Total current liabilities                                5,900                       4,956

Total liabilities                                        5,900                       4,956
                                                       -------                     -------
Stockholders' equity:
   Preferred stock, par value $.01 per share;
     1,000 shares authorized, no shares
     outstanding                                            --                          --
   Common stock, par value $.01 per share;
     10,000 authorized shares; issued and
     outstanding 7,661 and 7,641
     shares, respectively                                   77                          76
   Additional paid-in capital                           17,245                      17,210
   Accumulated deficit                                  (5,394)                     (5,726)
                                                       -------                     -------
Total stockholders' equity                              11,928                      11,560
                                                       -------                     -------
Total liabilities and stockholders'
   equity                                              $17,828                     $16,516
                                                       =======                     =======


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                              Three months ended October 31,      Six months ended October 31,
                                                 1996              1995               1996             1995
                                                ------            ------            -------           ------
Revenues:
   License                                      $2,850            $1,790            $ 4,811           $3,570
   Service and other                               484               131                841              220
                                                ------            ------            -------           ------
Total revenue                                    3,334             1,921              5,652            3,790

Costs and expenses:
   Sales and marketing                           1,919             1,067              3,348            2,177
   Research and development                        749               440              1,247              843
   General and administrative                      491               289                785              552
   In process research and development              --                --              3,054               --
                                                ------            ------            -------           ------
Total costs and expenses                         3,159             1,796              8,434            3,572
                                                ------            ------            -------           ------
Income (loss) from
   operations                                      175               125             (2,782)             218
Interest income                                    212                --                378               --
Interest expense                                   (54)               (2)                --               (4)
                                                ------            ------            -------           ------
Income (loss) before income
   taxes                                           333               123             (2,404)             214
Income taxes                                        --                --                 --               --
                                                ------            ------            -------           ------
Net income (loss)                               $  333            $  123            $(2,404)          $  214
                                                ======            ======            =======           ======
Net income (loss) per share                     $ 0.04            $ 0.02            $ (0.31)          $ 0.03
                                                ======            ======            =======           ======
Weighted average shares
   outstanding                                   8,170             6,861              7,878            6,877
                                                ======            ======            =======           ======


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Six months ended October 31,
                                                                   1996                  1995
                                                                 --------               -----
Cash flows from operating activities:
Net income (loss)                                                $ (2,404)              $ 214
Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Purchased in process research and development                  3,054                  --
     Depreciation                                                     133                  90
     Amortization                                                     153                  12
Changes in assets and liabilities:
   Accounts receivable                                               (821)               (134)
   Prepaid expenses and other assets                                  (45)                 (1)
   Other long-term assets                                              13                  --
   Accounts payable                                                   (88)                 17
   Accrued wages and expenses                                         (81)                 17
   Deferred revenue                                                    66                  69
                                                                 --------               -----
Net cash provided by (used in) operating activities                   (20)                284
                                                                 --------               -----

Cash flows from investing activities:
Purchases of plant and equipment                                     (340)               (173)
Acquisition of the EBU, net                                        (5,600)                 --
Purchases of marketable securities
   held to maturity                                                (8,592)                 --
                                                                 --------               -----
Net cash used in investing activities                             (14,532)               (173)
                                                                 --------               -----

Cash flows from financing activities:
Proceeds from line of credit                                        4,169                  --
Payments on note payable                                               --                 (11)
Proceeds from the issuance of common stock, net                        41                  30
Proceeds from related party stockholders, net                          --                 (39)
                                                                 --------               -----
Net cash provided by (used in) financing activities                 4,210                 (20)
                                                                 --------               -----
Net increase (decrease) in cash and
   cash equivalents                                               (10,342)                 91
Cash and cash equivalents at beginning of period                   10,728                 116
                                                                 --------               -----
Cash and cash equivalents at end of period                            386                 207
                                                                 --------               -----
Supplemental disclosures of cash flow information:
Cash paid for interest                                           $     54               $   4
                                                                 ========               =====
Cash paid for income taxes                                       $     10               $   1
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

     The fair value of the assets and liabilities acquired are presented below:

                                                                      (In thousands)
         Plant and Equipment............................................  $   215
         Other Assets...................................................       11
         Accrued Liabilities............................................     (491)
         Deferred Revenue...............................................     (243)
         In process research and development............................    3,054
         Intangible assets..............................................    3,054
                                                                          -------
              Net assets acquired.......................................  $ 5,600
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

                                              Six months ended October 31,
                                                1996                 1995
                                              -------               ------
                                                    (In thousands)
         Revenue...........................   $ 6,304               $5,282
         Net income (loss).................   $(2,298)              $  510
         Net income (loss) per share.......   $ (0.29)              $ 0.07

(3) Borrowings

     The Company has available a secured line of credit from a domestic financial institution at an interest rate varying from a minimum of 1% below the Broker's Call Rate to a maximum equaling the Broker's Call Rate. The line of credit is secured by the marketable securities held with the institution. As of October 31, 1996, the outstanding balance was $4.2 million and the interest rate charged was 6.25%. The availability of the unused line of credit, approximately $1.2 million as of October 31, 1996, is subject to certain borrowing base requirements.

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

Results of Operations

     The following table sets forth the percentage of total revenue of each item in the Company's statements of operations:

                                            Three months ended October 31,       Six months ended October 31,
                                                 1996           1995                1996            1995
                                                 ----           ----                ----            ----
Revenues:
   License                                        85%            93%                 85%             94%
   Service and other                              15              7                  15               6
                                                 ---            ---                 ---             ---
Total revenue                                    100            100                 100             100

Costs and expenses:
   Sales and marketing                            58             56                  59              57
   Research and development                       22             22                  22              22
   General and administrative                     15             15                  14              15
   In process research and development            --             --                  54              --
                                                 ---            ---                 ---             ---
Total costs and expenses                          95             93                 149              94
                                                 ---            ---                 ---             ---
Income (loss) from operations                      5              7                 (49)              6
Interest income                                    6             --                   8              --
Interest expense                                  (1)            (1)                 (1)             --
                                                 ---            ---                 ---             ---
Income (loss) before income taxes                 10              6                 (42)              6
Income taxes                                      --             --                  --              --
                                                 ---            ---                 ---             ---
Net income (loss)                                 10%             6%                (42)%             6%
                                                 ===            ===                 ===             ===

Comparison of The Three and Six Months Ended October 31, 1996 and 1995

         Revenue. Total revenue for the three month period ended October 31, 1996 increased 74% over the same period in the previous fiscal year. Total revenue for the six month period ended October 31, 1996 increased 49% over the same period in the previous fiscal year. The revenue growth is attributed to the continued growth of the installed base of customers licensing the Company's existing products and to the expanded suite of products offered by Ansoft as a result of the acquisition of the EBU. In addition, the increase in service and other revenue was attributed to increased purchased annual maintenance agreements and reflects the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements and to a lesser extent, revenue recognized on the research and development cost sharing agreements.

     International revenue accounted for 35% and 32% of the Company's total revenue in the three month period ended October 31, 1996 and 1995, respectively. International revenue accounted for 36% and 34% of the Company's total revenue in the six month period ended October 31, 1996 and 1995, respectively. The Company expects that international revenues will account for an increasing portion of its revenues in the future.

     The Company has an exclusive distribution agreement with Hewlett-Packard (the "HP agreement") for worldwide distribution of its HFSS product. Revenue from the HP agreement accounted for 11% and 15% revenue in the three month period ended October 31, 1996 and 1995, respectively. Revenue from the HP agreement accounted for 13% and 12% revenue in the six month period ended October 31, 1996 and 1995, respectively. The HP Agreement will expire in January 1997, and will not be renewed. HP has the right to sell the HFSS product through January 1998. Since January 1994, the Company has directly marketed its Maxwell(R) Eminence product, which expands on the functionality of HFSS, to target the commercial wireless communications and defense/aerospace markets through its worldwide direct sales force and its international distributors. Management believes that the expiration of the HP agreement will not have a material adverse effect on the future financial condition or results of operations.

     Sales and Marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 79% to $1.9 million in the three month period ended October 31, 1996, as compared to $1.1 million in the same period in the previous fiscal year. Sales and marketing expenses increased by 54% to $3.3 million in the six month period ended October 31, 1996, as compared to $2.2 million in the same period in the previous fiscal year. The increase is attributed to increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows and the increase in salesforce as a result of the EBU acquisition. The Company expects to increase sales and marketing expenditures both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

     Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses increased 70% to $749,000 in the three month period ended October 31, 1996, as compared to $440,000 in the same period in the previous fiscal year. Research and development expenses increased 48% to $1.2 million in the six month period ended October 31, 1996, as compared to $843,000 in the same period in the previous fiscal year. The increase is due to increased costs associated with continuing product development and enhancement of existing products in addition to the increased personnel as a result of the EBU acquisition. The Company anticipates that it will continue to devote substantial resources to product research and development.

     General and Administrative Expenses. General and administrative expenses increased 67% to $491,000 in the three month period ended October 31, 1996, as compared to $289,000 in the same period in the previous fiscal year. General and administrative expenses increased 42% to $785,000 in the six month period ended October 31, 1996, as compared to $552,000 in the same period in the previous fiscal year. The increase is primarily attributed to amortization expense of $136,000 incurred as a result of the amortization of the intangible assets acquired, and to a lesser extent, additional costs required to support the increase in operations, including the hiring of additional administrative personnel, along with other general cost increases.

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

Liquidity and Capital Resources

     As of October 31, 1996, the Company had $386,000 in cash and cash equivalents. Net cash used by operating activities was $20,000 in the six month period ending October 31, 1996. Net cash used in investing activities was $14.5 million in the six month period ending October 31, 1996, consisting primarily of the purchase of marketable securities held to maturity of $8.6 million and the acquisition of the EBU for $5.6 million. Net cash provided by financing activities consisted primarily of $4.2 million in proceeds received on the Company's line of credit which was used as part of the cash payment for the acquisition.

     As of October 31, 1996, the Company had a net working capital of $(1.4) million. The negative working capital balance resulting from the use of working capital in connection with the acquisition of the EBU in July 1996. The Company also has available an unused portion of a line of credit, which is collateralized by the marketable securities of the Company. As of October 31, 1996, $4.2 million was outstanding under the line of credit with approximately $1.2 million available for borrowing on this line of credit. The Company believes that the available funds, together with the cash available under its line of credit and cash flows from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

                           PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of shareholders was held on August 9, 1996 at which the actions below were taken:

1. The shareholders elected the following five directors to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

                                    Shares in       Shares
     Name                             Favor         Against
     ----                             -----         -------
     Zoltan J. Cendes, Ph.D.        6,853,354        25,700
     Nicholas Csendes               6,853,354        25,700
     Thomas A.N. Miller             6,853,354        25,700
     Jacob K. White, Ph.D.          6,853,354        25,700
     John N. Whelihan               6,851,354        25,700

2. The appointment of KPMG Peat Marwick, LLP as the Company's independent auditors for the fiscal year ending April 30, 1997 was ratified as follows: 6,870,104 shares were voted in favor, 5,150 shares were voted in opposition, and 3,800 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed below and are incorporated herein by reference:

     Exhibit No.
         11.1     Statement regarding computation of per share earnings.
         27.1     Financial Data Schedule.

(b) The Company filed the following reports on Form 8-K during the period from July 31, 1996 to October 31, 1996.

       Date
     of Report             Item Reported
     ---------             -------------
     August 9, 1996        Item 5.  Other Events.
     October 8, 1996       Item 6.  Exhibits and Reports.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  December 11, 1996

                                    ANSOFT CORPORATION

                                    By:  /s/ Nicholas Csendes
                                    --------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer

                                    By:  /s/ Thomas A.N. Miller
                                    --------------------------
                                    Thomas A.N. Miller
                                    Chief Financial Officer and Director