Form 10-Q
period 1997-01-31
ANSOFT CORP
filed 1997-03-05
CIK 849433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For The Quarterly Period Ended January 31, 1997

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _______ to _______

                       Commission file number 0000849433

                               ANSOFT CORPORATION
                   (Exact name of registrant as specified in its charter)

            Delaware                                  72-1001909
            --------                                  ----------
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)            Identification no.)

            Four Station Square, Suite 660
            Pittsburgh, Pennsylvania                  15219-1119
            (Address of principal executive offices)  (Zip Code)

            Registrant's telephone number, including area code: (412) 261-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's Common Stock outstanding as of the close of business on March 3, 1997 was 7,714,859.

                                        ANSOFT CORPORATION FORM 10-Q

                                                       INDEX

Part I   FINANCIAL INFORMATION

                                                                               Page
                                                                               ----
Item 1.    Financial Statements
           Consolidated Balance Sheets - January 31, 1997
             and April 30, 1996                                                  1
           Consolidated Statements of Operations - Three and nine months
             ended January 31, 1997 and 1996                                     2
           Consolidated Statements of Cash Flows - Nine months
             ended January 31, 1997 and 1996                                     3
           Notes to the Consolidated Financial Statements                        4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                 6

Part II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                      9

Signatures                                                                      10


                                        PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANSOFT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     January 31,       April 30,
                                                        1997              1996
                                                     -----------       ---------
Assets
Current assets:
   Cash and cash equivalents                          $   584           $10,728
   Accounts receivable                                  2,791             1,666
   Marketable Securities held to maturity                 454               119
   Deferred Taxes                                         700               700
   Prepaid expenses and other assets                      510                91
                                                      -------           -------
Total current assets                                    5,039            13,304
Plant and Equipment                                     1,211               724
Marketable Securities held to maturity                 11,110             1,340
Other asset                                                 3                13
Intangible asset                                        2,783                10
                                                      -------           -------
Total assets                                          $20,146           $15,391
                                                      =======           =======


Liabilities and Stockholders' Equity
Current liabilities:
   Line of Credit                                     $ 6,023           $    --
   Accounts payable                                       246               345
   Accrued expenses                                       511               131
   Accrued wages                                          130               209
   Deferred revenue                                       748               415
                                                      -------           -------
Total current liabilities                               7,658             1,100

Total liabilities                                       7,658             1,100
                                                      -------           -------
Stockholders' equity:
   Preferred stock, par value $.01 per share;
     1,000 shares authorized, no shares
     outstanding                                           --                --
   Common stock, par value $.01 per share;
     10,000 authorized shares; issued and
     outstanding 7,715 and 7,636
     shares, respectively                                  77                76
   Additional paid-in capital                          17,338            17,204
   Accumulated deficit                                 (4,927)           (2,989)
                                                      -------           -------
Total stockholders' equity                             12,488            14,291
                                                      -------           -------
Total liabilities and stockholders'
   equity                                             $20,146           $15,391
                                                      =======           =======


See accompanying notes to the consolidated financial statements.

                        ANSOFT CORPORATION CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                           Three months ended January 31,        Nine months ended January 31,
                                              1997                1996              1997               1996
                                           ----------          ----------        ---------          ----------
Revenues:
   License                                    $3,010             $2,066            $ 7,821          $5,636
   Service and other                             565                157              1,406             377
                                              ------             ------            -------          ------
Total revenue                                  3,575              2,223              9,227           6,013

Costs and expenses:
   Sales and marketing                         1,977              1,249              5,325           3,426
   Research and development                      720                415              1,967           1,258
   General and administrative                    578                370              1,363             922
   In process research and development            --                 --              3,054              --
                                              ------             ------            -------          ------
Total costs and expenses                       3,275              2,034             11,709           5,606
                                              ------             ------            -------          ------
Income (loss) from
   operations                                    300                189             (2,482)            408
Interest income                                  244                 --                676              --
Interest expense                                 (77)                (2)              (131)             (6)
                                              ------             ------            -------          ------
Income (loss) before income
   taxes                                         467                187             (1,937)            402
Income taxes                                      --                 --                 --              --
                                              ------             ------            -------          ------
Net income (loss)                             $  467             $  187            $(1,937)         $  402
                                              ======             ======            =======          ======
Net income (loss) per share                   $ 0.06             $ 0.03            $ (0.25)         $ 0.06
                                              ======             ======            =======          ======
Weighted average shares
   outstanding                                 8,184              6,832              7,864           6,850
                                              ======             ======            =======          ======


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                        Nine months ended January 31,
                                                            1997              1996
                                                        -----------       -----------
Cash flows from operating activities:
Net income (loss)                                         $ (1,937)          $ 402
Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Purchased in process research and development           3,054              --
     Depreciation                                              208             144
     Amortization                                              292              18
Changes in assets and liabilities:
   Accounts receivable                                      (1,124)           (235)
   Prepaid expenses and other assets                           (62)            (12)
   Other long-term assets                                       10              --
   Accounts payable                                            (99)            (13)
   Accrued wages and expenses                                 (190)             64
   Deferred revenue                                             90             155
                                                          --------           -----
Net cash provided by operating activities                      242             523
                                                          --------           -----

Cash flows from investing activities:
Purchases of plant and equipment                              (481)           (280)
Acquisition of the EBU, net                                 (5,600)             --
Purchases of marketable securities
   held to maturity                                        (10,463)             --
                                                          --------           -----
Net cash used in investing activities                      (16,544)           (280)
                                                          --------           -----

Cash flows from financing activities:
Proceeds from line of credit                                 6,023              --
Payments on note payable                                        --             (16)
Proceeds from the issuance of common stock, net                135             380
Proceeds from related party stockholders, net                   --             103
                                                          --------           -----
Net cash provided by financing activities                    6,158             467
                                                          --------           -----
Net increase (decrease) in cash and
   cash equivalents                                        (10,144)            710
Cash and cash equivalents at beginning of period            10,728             116
                                                          --------           -----
Cash and cash equivalents at end of period                     584             826
                                                          ========           =====
Supplemental disclosures of cash flow information:

Cash paid for interest                                    $    131           $   5
                                                          ========           =====
Cash paid for income taxes                                $     36           $   2
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

                                                     Nine months ended January 31,
                                                         1997             1996
                                                     ------------     ------------
                                                            (In thousands)
         Revenue.....................................  $ 9,879           $8,727
         Net income (loss)...........................  $(1,831)          $1,178
         Net income (loss) per share.................  $ (0.23)          $ 0.17

(3) Borrowings

     The Company has available a secured line of credit from a domestic financial institution at an interest rate varying from a minimum of 2% below the Broker's Call Rate to a maximum equaling the Broker's Call Rate. The line of credit is secured by the marketable securities held with the institution. As of January 31, 1997, the outstanding balance was $ 6 million and the interest rate charged was 6%. The availability of the unused line of credit, approximately $775,000 as of January 31, 1997, is subject to certain borrowing base requirements.

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

Results of Operations

     The following table sets forth the percentage of total revenue of each item in the Company's statements of operations:

                                          Three months ended January 31,        Nine months ended January 31,
                                               1997              1996               1997             1996
                                            ---------         ---------          ---------        ---------
Revenues:
   License                                      84%              93%                85%              94%
   Service and other                            16                7                 15                6
                                               ---              ---                ---              ---
Total revenue                                  100              100                100              100

Costs and expenses:
   Sales and marketing                          55               56                 58               57
   Research and development                     21               19                 21               21
   General and administrative                   16               17                 15               15
   In process research and development          --               --                 33               --
                                               ---              ---                ---              ---
Total costs and expenses                        92               92                127               93
                                               ---              ---                ---              ---
Income (loss) from
   operations                                    8                8                (27)               7
Interest income                                  7               --                  7               --
Interest expense                                (2)              --                 (1)              --
                                               ---              ---                ---              ---

Income (loss) before income
   taxes                                        13                8                (21)               7
Income taxes                                    --               --                 --               --
                                               ---              ---                ---              ---
Net income (loss)                               13%               8%               (21)%              7%
                                               ===              ===                ===              ===

Comparison of The Three and Nine Months Ended January 31, 1997 and 1996

         Revenue. Total revenue for the three month period ended January 31, 1997 increased 61% over the same period in the previous fiscal year. Total revenue for the nine month period ended January 31, 1997 increased 53% over the same period in the previous fiscal year. The revenue growth is attributed to the continued growth of the installed base of customers licensing the Company's existing products and to the expanded suite of products offered by Ansoft as a result of the acquisition of the EBU. In addition, the increase in service and other revenue was attributed to increased purchased annual maintenance agreements and reflects the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements and to a lesser extent, revenue recognized on the research and development cost sharing agreements.

     International revenue accounted for 40% and 29% of the Company's total revenue in the three month period ended January 31, 1997 and 1996, respectively. International revenue accounted for 37% and 32% of the Company's total revenue in the nine month period ended January 31, 1997 and 1996, respectively. The Company expects that international revenues will account for an increasing portion of its revenues in the future.

     The Company has an exclusive distribution agreement with Hewlett-Packard ("HP") for wolrdwide distribution of its HFSS product. Revenue from the HP agreement accounted for 11% and 15% revenue in the three month period ended January 31, 1997 and 1996, respectively. Revenue from the HP agreement accounted for 12% and 13% revenue in the nine month period ended January 31, 1997 and 1996, respectively. The HP Agreement expired in January 1997, and will not be renewed. HP has the right to sell the HFSS product through January 1998. Since January 1994, the Company has directly marketed its Maxwell(R) Eminence product, which expands on the functionality of HFSS, to target the commercial wireless communications and defense/aerospace markets through its worldwide direct sales force and its international distributors. Management believes that the expiration of the HP agreement will not have a material adverse effect on the future financial condition or results of operations.

     Sales and Marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 58% to $2.0 million in the three month period ended January 31, 1997, as compared to $1.2 million in the same period in the previous fiscal year. Sales and marketing expenses increased by 55% to $5.3 million in the nine month period ended January 31, 1997, as compared to $3.4 million in the same period in the previous fiscal year. The increase is attributed to increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows and the increase in salesforce as a result of the acquisition. The Company expects to increase sales and marketing expenditures both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

     Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses increased 73% to $720,000 in the three month period ended January 31, 1997, as compared to $415,000 in the same period in the previous fiscal year. Research and development expenses increased 56% to $2.0 million in the nine month period ended January 31, 1997, as compared to $1.3 in the same period in the previous fiscal year. The increase is due to increased costs associated with continuing product development and enhancement of existing products in addition to the increased personnel as a result of the EBU acquisition. The Company anticipates that it will continue to devote substantial resources to product research and development.

     General and Administrative Expenses. General and administrative expenses increased 56% to $578,000 in the three month period ended January 31, 1997, as compared to $370,000 in the same period in the previous fiscal year. General and administrative expenses increased 48% to $1.4 million in the nine month period ended January 31, 1997, as compared to $922,000 in the same period in the previous fiscal year. The increase is primarily attributed to amortization expense of $136,000 per quarter incurred as a result of the amortization of the intangible assets acquired, and to a lesser extent, additional costs required to support the increase in operations, including the hiring of additional administrative personnel, along with other general cost increases.

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

Liquidity and Capital Resources

     As of January 31, 1997, the Company had $584,000 in cash and cash equivalents. Net cash provided by operating activities was $242,000 in the nine month period ending January 31, 1997. Net cash used in investing activities was $16.5 million in the nine month period ending January 31, 1997, consisting primarily of the purchase of marketable securities held to maturity of $10.5 million and the acquisition of the EBU for $5.6 million. Net cash provided by financing activities consisted primarily of $6.0 million in proceeds received on the Company's line of credit which was used primarily as part of the cash payment for the acquisition.

     As of January 31, 1997, the Company had a net working capital of $(2.6) million. The negative working capital balance resulting from the use of working capital in connection with the acquisition of the EBU in July 1996. The Company also has available an unused portion of a line of credit, which is collateralized by the marketable securities of the Company. As of January 31, 1997, $6.0 million was outstanding under the line of credit with approximately $775,000 available for borrowing on this line of credit. The Company believes that the available funds, together with the cash available under its line of credit and cash flows from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed below and are incorporated herein by reference:

     Exhibit No.

         11.1     Statement regarding computation of per share earnings.
         27.1     Financial Data Schedule.

(b) The Company filed the following reports on Form 8-K during the period from October 31, 1996 to January 31, 1997.

     None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  March 5, 1997

                                    ANSOFT CORPORATION

                           By:  /s/ Nicholas Csendes
                              -----------------------------------
                           Nicholas Csendes
                           President and Chief Executive Officer

                           By:  /s/ Thomas A.N. Miller
                              -----------------------------------
                           Thomas A.N. Miller
                           Chief Financial Officer and Director