Form 10-K
period 1997-04-30
ANSOFT CORP
filed 1997-07-28
CIK 849433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K
ANNUAL REPORT
(Mark one)
[x] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended April 30, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of July 18, 1997, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $64,089,282.

The number of shares of the registrant's Common Stock outstanding as of the close of business on July 18, 1997 was 8,994,987.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of Ansoft Corporation (the "Company") to be furnished in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS


Item of Form 10-K                                                               Page
-----------------                                                               ----
Part I
     1.    Business                                                               2
     2.    Properties                                                             6
     3.    Legal Proceedings                                                      6
     4.    Submission of Matters to a Vote of Security Holders                    7
     4.(a) Executive Officers of the Registrant                                   7

Part II
     5.    Market for Registrant's Common Stock, Preferred Stock and
           Warrants, and Related Security Holder Matters                          7
     6.    Selected Financial Data                                                8
     7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                              9
     8.    Financial Statements and Supplementary Data                           14
     9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures                                  27

Part III
Part III information will appear in Item 4(a) of Part I of Form 10-K and in the Registrant's Proxy Statement in connection with its Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission and such information is incorporated herein by this reference as of the date of such filing.

Part IV
     14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                                   28
Signatures                                                                       31

                                     PART I

ITEM 1. BUSINESS

Ansoft is a leading developer of EDA software. Its products are used by engineers in the design of high performance electrical devices and systems, such as cellular phones, satellite communications, computer circuit boards, motors and ABS braking systems. The Company believes that its proprietary products enable design engineers to develop smaller systems with higher performance and greater yields than can be developed with traditional EDA tools, and result in reduced time-to-market, lower risk of failure and elimination of costly and time-consuming product redesign. Ansoft markets its products worldwide through its direct sales force and distributors, and provides comprehensive customer support and training. Ansoft customers include leading electronics, telecommunications, and automotive companies including GM, ABB, Motorola, Raytheon, TRW, Mitsubishi, Texas Instruments, Hitachi, AT&T and Sun Microsystems.

The Company's products are generally marketed under the Maxwell(R) name. The Company's electromechanical EM software analyzes the electrical performance of product designs to increase yields and is applied in the design of sensors, solenoids, motors and transformers for the automotive and consumer electronics industries. The Company's signal integrity SI software analyzes the degradation in signal integrity that results from the higher clock speeds and smaller physical dimensions of micron and deep-submicron integrated circuits and computer interconnects for the computer and semiconductor industries. In addition, the Company's SI software analyzes electromagnetic radiation from electronic systems, including radio frequency integrated circuits, antenna and radar systems, and is used in the wireless communications, aerospace and defense industries.

This Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Among other things, they regard the Company's future growth plans, the potential impact on the Company's earnings as a result of the termination of any of the Company's distribution agreements or its agreement with Hewlett-Packard, the Company's ability to pursue its product development campaign, and the continued competitiveness of the Company's technology in the face of increasing competition. Words or phrases denoting the anticipated results of future events--such as "anticipate," "believe," "estimate," "expect," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty--are intended to identify such forward-looking statements. Actual results may differ materially as a result of the risks and uncertainties associated with such forward-looking statements.

Industry Overview

EDA software automates the previously manual, time-consuming, error-prone design process, resulting in dramatic increases in productivity and efficiency. Industry analysts estimate that there are currently over 200,000 installations of EDA tools. The worldwide EDA market was estimated at $1.9 billion in 1996, and is forecast to grow to $3.5 billion by 2000.

Ansoft is positioned in the high performance segment of the EDA industry, which is estimated to grow at twice the overall rate of the industry. The high performance segment addresses the demands of leading edge design and manufacturing technology - increased performance, miniaturization, and yield. To meet these demands, EDA tools increasingly need to solve the fundamental electromagnetic behavior of high-performance devices and systems. Traditional EDA tools, which only approximate electromagnetic interaction, fail to offer solutions with the requisite degree of accuracy. Ansoft products provide high-performance designers with accurate solutions based on electromagnetic principles.

Ansoft products may be used as an independent design platform or integrated within complementary EDA tools. Ansoft participates in industry standardization efforts and supports a wide range of Unix-based workstations and Intel-based personal computers running Microsoft Windows 95/Windows NT(R).

Ansoft Strategy

Ansoft's objective is to become a leading, worldwide supplier of EDA software. Using its proprietary technology as a primary competitive advantage, the Company pursues its objectives through the following strategies: leveraging its technology leadership in electromagnetics, capitalizing on growing need for electromagnetics analysis, integrate its products with multiple EDA design environments, expanding its broad range of product applications; and focusing on customer service.

Acquisitions

In response to evolving market needs, the Company has made, and may continue to make, acquisitions that add products and technologies and enhance the Company's ability to offer customers a complete suite of electromagnetics based EDA tools. The Company completed two acquisitions in fiscal 1997, each of which provided the Company with products or technology, and expertise that extended the Company's solution suite. The Company acquired the Electronics Business Unit (the "EBU") of The MacNeal Schwendler Company for $5.6 million in cash. The EBU had a long history of success within the electromagnetics market, offering software tools in both the high and low frequency arenas. The Company acquired Compact Software Inc. ("Compact"), a developer of a full line of radio frequency ("RF") and microwave circuit design tools for $3.0 million in cash and 1.3 million shares of common stock.

Products

Ansoft solutions are offered in both electromechanical ("EM") and signal integrity ("SI") products. The Company's EM software products enable designers of electromechanical components and systems to optimize the electrical performance of their designs while increasing yields. The Company's SI software products have two markets: High Speed and High Frequency. The Company's SI (High Speed) software enables designers to design computer interconnects, IC Packaging structures and electronic systems by accurately capturing the degradation in signal quality due to higher clock speeds and smaller physical dimensions. The Company's SI (High Frequency) software enables designers to design radio frequency integrated circuits ("RF ICs"), antenna and radar systems and microwave components by accurately solving the effects of electromagnetic radiation from electronic systems. Ansoft products are available on Unix workstations from International Business Machines Corporation, Hewlett-Packard ("HP"), Sun Microsystems, Inc., Silicon Graphics, Inc. and Digital Electronics Inc. and Intel-based PCs running Microsoft Windows/Windows NT(R).

Ansoft EM Software

Maxwell 2D Field Simulator: This product performs electromagnetic field simulation at the product design stage from physical design information. Electromagnetic field simulation provides designers with critical device parameters such as forces, torques, saturation effects, inductance, capacitance and power losses. The parametrics capability of this two-dimensional field simulator allows the user easily to perform "what-if" analysis by automatically varying physical dimensions, material properties and excitation levels. The U.S. list price of this product ranges from $2,900 to $13,900.

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

EMSS: This product allows devices designed at the component level in Ansoft Field Simulators to be simulated on a larger system level by coupling the electromagnetic behavior of the device with electrical and mechanical drive and load components, and permits the critical evaluation of both transient and steady state system level behavior. This integrated solution is used to study issues such as the effects of non-linear magnetic components on system level behavior, source and load transients, induced voltages and currents, as well as position and velocity of moving parts. The U.S. list price of this product ranges from $19,900 to $24,900.

EMAS: This product is a two- and three-dimensional field simulation tool for engineers requiring comprehensive analysis capability. EMAS complements EMSS and the Maxwell field simulators, and bridges the gap between electromagnetic, structural, and thermal analysis. The coupled electromagnetic-thermal feature within EMAS allows power loss to be represented as heat generation sources in a thermal analysis. The U.S. list price of this product ranges from $37,000 to $65,000.

Ansoft Signal Integrity SI Software (High Speed)

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

Ansoft High Frequency Software

Ansoft HFSS (High-frequency Structure Simulator). This product is a finite element software for microwave and wireless applications. Ansoft HFSS enables engineers to compute s-parameters and full-wave fields for arbitrary three-dimensional passive structures. This product was first shipped in fiscal 1990. The Company supplies HP with HFSS, which HP sells worldwide. The HP Agreement expired in January 1997 and will not be renewed. HP has the non-exclusive right to sell the HFSS product through January 1998. The U.S. list price of this product is $41,900.

Maxwell Strata. This product enables the design of highly dense RF ICs, monolithic microwave integrated circuits ("MMICs") and planar antennas for customers in the telecommunications and defense electronics market. The U.S. list prices for this product are $29,900 stand-alone and $19,900 if purchased with another Ansoft product.

Serenade. This software suite provides integrated design support for microwave, RF and lightwave applications. The design suite consists of Microwave Harmonica, Super-Compact, Microwave Success, Super-spice and Microwave Explorer. The design suite allows the designer to see all three views of the design simultaneously - schematic, circuit analysis, and layout capability. The Serenade suite complements Ansoft HFSS and Strata, allowing users to include rigorous analysis of electromagnetic coupling effects within their circuit analysis. The U.S. list price of products in this suite range from $2,900 to $35,900.

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

Direct. In North America, the Company maintains direct sales and support personnel in Pittsburgh, Pennsylvania, Northern and Southern California, Massachusettes, Florida, Michigan, Texas, and a telemarketing sales group operating from its Pittsburgh headquarters. In Asia, the Company maintains direct sales and support offices in Japan, Singapore, and China. In Europe, the Company maintains sales and support offices in England, Germany, and Italy. As of April 30, 1997, the Company had a direct sales force of 25 representatives, supported by 51 employees in application engineering, marketing and sales administration.

Distributors and HP. In 1989, Ansoft entered into an exclusive distribution agreement with HP (the "HP Agreement") for worldwide distribution of its HFSS product. The HP Agreement expired in January 1997, and will not be renewed. HP has the non-exclusive right to sell the HFSS product through January 1998. During fiscal 1997, 1996 and 1995, revenue from HP accounted for approximately 12%, 13%, and 18%, respectively, of the Company's total revenue. The Company expects that HP will account for a decreasing percentage of its total revenues over the next nine months. The Company directly markets its Ansoft HFSS product, to target the commercial wireless communications and defense/aerospace markets through its worldwide direct sales force and its international distributors. Management believes that the expiration of the HP agreement will not have a material adverse effect on the Company's future financial condition or results of operations.

With respect to international licensing, the Company has entered into a distribution agreement with Innotech Corporation, which is an exclusive agreement for sales of its SI software in Japan, and agreements with other distributors in Europe, Korea, Singapore, China and Taiwan. The Company supports its distributors and their customers with technical, sales and management personnel.

Customers

The Company has significant breadth in its installed base with over 500 customers in the wireless communications, semiconductor, automotive, computer, defense/aerospace and consumer electronics industries. No single customer in the Company's installed base accounted for more than 10% of total revenue within any of the past three fiscal years.

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

During fiscal 1997, 1996 and 1995 research and development expenses were $3.0 million, $1.8 million and $1.5 million, respectively. As of April 30, 1997, the Company's product development group consisted of 66 employees. The Company anticipates that it will continue to commit substantial resources to product development for the foreseeable future.

Competition

The EDA software industry is highly competitive and is characterized by continuing advances in products and technologies. In general, competition in the traditional EDA industry comes from major EDA vendors, some of which have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company. The Company competes directly with certain major EDA vendors and privately-held companies which provide products based on electromagnetic principles derived from Maxwell's Equations. The Company also faces competition from HP, which currently distributes Ansoft's HFSS product. As the Company expands its product offerings, it will compete increasingly with these EDA vendors. There can be no assurance that the major EDA vendors and other EDA companies will not expand and develop new products in the electromagnetics-based EDA market. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of whom design and develop customized design tools for their particular needs. If the Company is unable to compete successfully against current and future competitors, the Company's business, operating results and financial condition will be materially adversely affected.

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

Compact Software(R), Maxwell(R), Microwave Explorer(R), Microwave Harmonica(R), ParICs(R), and Serenade(R) are registered trademarks in the United States of Ansoft Corporation or its subsidiaries.

Employees

As of April 30, 1996, the Company had a total of 154 employees, including 66 in research and development, 76 in sales, marketing, and customer support services and 12 in administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

The Company occupies approximately 18,000 square feet of space at its headquarters in Pittsburgh, Pennsylvania under a leases expiring in 1998 and 1999. The current annual base rent is approximately $286,000. The Company also maintains offices in New Jersey, Wisconsin, California, the United Kingdom, Germany, Italy, Singapore and Japan. The Company's current aggregate annual rental expenses for these additional facilities is approximately $331,000. Ansoft believes that its existing facilities are adequate for its current needs and that suitable additional space will be available when needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, consolidated operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning each of the directors and executive officers Company:

Name                                    Age                  Title
Zoltan J. Cendes, Ph.D................   50    Chairman of the Board and Director
Nicholas Csendes......................   52    President and Chief Executive Officer and
                                               Director
Padmanabhan Premkumar.................   34    Vice President-Marketing
Jack Parkes...........................   38    Vice President-Engineering
Tony Ryan.............................   29    Chief Financial Officer

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

Nicholas Csendes is a founder of Ansoft and has served as President, Chief Executive Officer and Secretary since 1992 and a director since 1984. Mr. Csendes was a senior investment officer with Sun Life of Canada for over 15 years. Since 1985, Mr. Csendes has been involved with various public and private companies including a publicly-held interactive software company, and has been an officer, director and controlling stockholder of American Banner Resources, Inc. ("ABR"), a privately-held holding company with various interests in real estate and public and private securities.

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

Jack Parkes joined Ansoft in 1990. In May 1997, Jack was appointed Vice President of Engineering. Jack came to Ansoft in 1990 with over 10 years of experience in electrical engineering. Prior to joining Ansoft, Mr. Parkes was a senior design and development engineer with Loral Corporation and prior to joining Loral, with Texas Instruments, Inc.

Tony Ryan joined Ansoft in 1995 as corporate controller. In May 1997, Tony was appointed chief financial officer. Tony had previously worked with KPMG Peat Marwick LLP, an international accounting firm, since 1991.

Officers are appointed by the Board of Directors and serve at the discretion of the Board. Dr. Zoltan J. Cendes and Mr. Nicholas Csendes are brothers. There are no other family relationships between any of the directors or executive officers of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company has been listed on the Nasdaq National Market under the symbol "ANST" since its initial public offering which was declared effective on April 3, 1996. Prior to that date, there was no established public trading market for the Company's Common Stock. The following table sets forth the range of high and low sale prices of the Common Stock as reported on the Nasdaq National Market for the fiscal year ended April 30, 1997.

                                                     High      Low
                                                     ----      ---
   Fiscal 1996:
     Fourth Quarter
       (April 3, 1996 to April 30, 1997)             $9.50    $7.125
   Fiscal 1997:
     First Quarter                                   $8.75     $4.00
     Second Quarter                                  $7.25     $5.00
     Third Quarter                                  $6.875     $4.50
     Fourth Quarter                                 $5.875    $4.625

The Company has not paid cash dividends on its Common Stock since its inception. The Company currently intends to retain earnings for development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

The approximate number of shareholders of record at July 18, 1997 was 102, of which certain of the recordholders were registered clearing agencies holding common stock on behalf of participants of such clearing agencies.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data are derived from financial statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants.

Year Ended April 30, (In thousands, except per share data)
                                                1997     1996     1995     1994     1993
------------------------------------------------------------------------------------------
Consolidated Statement of Operations Data
Revenues:
 License                                       $11,950   $7,995   $5,921   $4,944   $3,350
 Service and other                               2,238      700      233      177      121
------------------------------------------------------------------------------------------
Total revenue                                   14,188    8,695    6,154    5,121    3,471
Costs and expenses:
 Sales and marketing                             7,939    5,007    3,935    2,734    1,699
 Research and development                        2,993    1,766    1,462    1,296    1,450
 General and administrative                      1,647    1,269    1,046    1,137    1,096
 Amortization                                      407       --       --       --       --
 Acquired in process research
   and development                               8,754       --       --       --       --
------------------------------------------------------------------------------------------
Total costs and expenses                        21,740    8,042    6,443    5,167    4,245
------------------------------------------------------------------------------------------
Income (loss) from operations                   (7,552)     653     (289)     (46)    (774)
Interest income (expense)                          682       35      (16)     (94)    (193)
------------------------------------------------------------------------------------------
Income (loss) before income taxes               (6,870)     688     (305)    (140)    (967)
Income tax benefit                                 420      612       --       --       --
------------------------------------------------------------------------------------------
Net income (loss)                              $(6,450)  $1,300   $ (305)  $ (140)  $ (967)
==========================================================================================
Net income (loss) per share                    $ (0.81)  $ 0.19   $(0.06)  $(0.06)  $(0.40)
==========================================================================================
Weighted average shares outstanding              7,955    6,873    5,528    2,394    2,394
==========================================================================================

Year Ended April 30, (In thousands)

                                           1997      1996      1995      1994      1993
-----------------------------------------------------------------------------------------
Consolidated Balance Sheet Data
Cash and cash equivalents                 $  312   $10,728    $ 116       $ 43       $ 10
Working capital (deficit)                 (1,936)   12,204      593        259       (748)
Total assets                              21,951    15,391    1,792      1,417        950
Total stockholders' equity (deficit)     $14,917   $14,291   $1,161    $(3,435)   $(3,295)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ansoft is a leading developer of EDA software. Its products are used by engineers in the design of high performance electrical devices and systems, such as cellular phones, satellite communications, computer circuit boards, motors and ABS braking systems. The Company was incorporated in 1984 and commenced commercial shipments of its first software product, focused on the electronic component industry, in 1987. The Company subsequently offered solutions in both electromechanical ("EM") and signal integrity ("SI") products. The SI products are targeted at two markets: High Speed and High Frequency. The importance of any individual product has diminished as the Company has introduced new products.

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

In the fourth quarter of fiscal 1997, the Company recorded a net income tax benefit of $420,000, or $0.05 per share, resulting primarily from the partial recognition of previously unrecognized deferred tax assets in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's net deferred tax asset of $1,120,000 as of April 30, 1997, consists primarily of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2012.

Results of Operations

The following table sets forth the percentage of total revenue of each item in the Company's consolidated statements of operations:


Year Ended April 30,                                     1997       1996       1995
------------------------------------------------------------------------------------
Revenues:
 License                                                  84%        92%        96%
 Service and other                                        16          8          4
------------------------------------------------------------------------------------
Total revenue                                            100        100        100
Costs and expenses:
 Sales and marketing                                      56         58         64
 Research and development                                 21         20         24
 General and administrative                               12         15         17
 Amortization                                              3         --         --
 Acquired in process research and development             62         --         --
------------------------------------------------------------------------------------
Total costs and expenses                                 153         93        105
------------------------------------------------------------------------------------
Income (loss) from operations                            (53)         7         (5)
Interest income, net                                       5         --         --
------------------------------------------------------------------------------------
Income (loss) before income taxes                        (48)         7         (5)
Income tax benefit                                         3          8         --
------------------------------------------------------------------------------------
Net income (loss)                                        (45)%       15%        (5)%
====================================================================================

Year Ended April 30, 1997 compared with Year Ended April 30, 1996

Revenue. The Company's license revenue increased by 49% to $12.0 million for the year ended April 30, 1997, as compared with $8.0 million in the previous year. The revenue growth is attributed to the continued growth of the installed base of customers licensing the Company's existing products and to the expanded suite of products offered by Ansoft as a result of the acquisition of the EBU. Service and other revenue increased by 220% to $2.2 million for the year ended April 30, 1997, as compared with $0.7 million in the previous year. The increase in service and other revenue is attributed to an increase in the number of purchased annual maintenance agreements, and reflects the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements as well as an increase in revenue recognized under research and development cost sharing agreements.

International revenue accounted for 41% and 33% of the Company's total revenue in fiscal 1997 and 1996, respectively. The Company expects that international revenues will account for an increasing portion of its revenues in the future.

Revenue from the HP agreement accounted for 12% and 13% revenue in fiscal 1997 and 1996, respectively. The HP Agreement expired in January 1997, and will not be renewed. HP has the non-exclusive right to sell the HFSS product through January 1998. The Company expects that HP will account for a decreasing percentage of its total revenues over the next nine months. The Company directly markets its HFSS product to target the commercial wireless communications and defense/aerospace markets through its worldwide direct sales force and its international distributors. Management believes that the expiration of the HP agreement will not have a material adverse effect on the consolidated financial condition or results of operations.

Sales and Marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 59% to $7.9 million in fiscal 1997, as compared to $5.0 million in fiscal 1996. The increase is attributed to increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows and the increase in salesforce as a result of the EBU acquisition. Sales and marketing expenses represented 56% and 58% of total revenue in fiscal 1997 and fiscal 1996, respectively. The Company expects to increase sales and marketing expenditures both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses increased 70% to $3.0 million in fiscal 1997, as compared to $1.8 million in fiscal 1996. The increase is due to continuing product development and enhancement of existing products in addition to the increased personnel as a result of the EBU acquisition. Research and development expenses represented 21% and 20% of total revenue in fiscal 1997 and 1996, respectively. The Company anticipates that it will continue to devote substantial resources to product research and development.

General and Administrative Expenses. General and administrative expenses increased 30% to $1.6 million in fiscal 1997, as compared to $1.3 million in fiscal 1996. The increase is due to additional costs required to support the expanded operations, including the hiring of additional administrative personnel, along with other general cost increases. General and administrative expenses represented 12% and 15% of total revenue in fiscal 1997 and 1996, respectively. The decrease as a percentage of revenue is due to certain of the expenses being of a fixed nature which have not increased proportionately with the increase in revenue. The Company expects general and administrative expenses to continue to increase but to result in a declining percentage of revenue.

Amortization. Amortization expense in fiscal 1997 of $407,000, or $136,000 per quarter, was recognized as a result of the amortization of the intangible assets acquired during fiscal 1997.

Acquired In Process Research and Development Expenses. On July 24, 1996, the Company acquired MSC's EBU for $5.6 million in cash. On April 9, 1997, the Company acquired Compact for approximately $10.0 million in cash and stock. The cost of these acquisitions has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The allocation of the EBU and Compact acquisitions resulted in charges of $3.1 million and $5.7 million, respectively, for acquired in process research and development based on the future expected cash flows of certain acquired technology that had not reached technological feasibility.

Year Ended April 30, 1996 compared with Year Ended April 30, 1995

Revenue. The Company's license revenue increased by 35% to $8.0 million for the year ended April 30, 1996, as compared with $5.9 million in the previous year. The increase in revenue is primarily attributable to the increase in the number of licenses sold. Service and other revenue increased by 200% to $700,000 for the year ended April 30, 1996, as compared with $233,000 in the previous year. The increase in service and maintenance revenue was primarily attributable to purchased annual maintenance agreements and reflects the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements and to a lesser extent, revenue recognized on the research and development cost sharing agreement.

International revenue accounted for 33% and 31% of the Company's total revenue in fiscal 1996 and 1995, respectively. Revenue from the HP agreement accounted for 13% and 18% revenue in fiscal 1996 and 1995, respectively.

Sales and Marketing. Sales and marketing expenses increased by 27% to $5.0 million in fiscal 1996, as compared to $3.9 million in fiscal 1995. Sales and marketing expenses increased primarily due to the expansion of the Company's sales and marketing organization and, to a lesser extent, participation in domestic and international conferences and trade shows. Sales and marketing expenses represented 58% and 64% of total revenue in fiscal 1996 and fiscal 1995, respectively. The decrease as a percentage of revenue is due to certain of the expenses being of a fixed nature which have not increased proportionately with the increase in revenue.

Research and Development Expenses. Research and development expenses increased 21% to $1.8 million in fiscal 1996, as compared to $1.5 million in fiscal 1995. The increase is due to increased costs associated with continuing product development and enhancement of existing products. Research and development expenses represented 20% and 24% of total revenue in fiscal 1996 and 1995, respectively. The decrease as a percentage of revenue is due to certain of the expenses being of a fixed nature which have not increased proportionately with the increase in revenue.

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

Quarterly Results of Operations

The following table presents unaudited quarterly results in dollar amounts for each quarter of fiscal 1997 and fiscal 1996. The information has been prepared on a basis consistent with the Company's annual consolidated financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for such periods. The Company's quarterly results have been in the past, and may be in the future, subject to fluctuations due to increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and the size and timing of significant licenses. The Company believes that results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

Quarter Ended (In thousands, except per share data)

--------------------------------------------------------------------------------------------------------------------------
                                          April    Jan.      Oct.     July      April       Jan.       Oct.       July
                                           30,      31,       31,      31,        30,        31,        31,        31,
                                          1997     1997      1996     1996       1996       1996       1995       1995
--------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
Revenues:
 License                                $4,129    $3,010    $2,850    $1,961     $2,359     $2,066     $1,790     $1,780
 Service and other                         832       565       484       357        323        157        131         89
--------------------------------------------------------------------------------------------------------------------------
Total revenue                            4,961     3,575     3,334     2,318      2,682      2,223      1,921      1,869
Costs and expenses:
 Sales and marketing                     2,614     1,977     1,919     1,429      1,582      1,249      1,067      1,110
 Research and development                1,026       720       749       498        508        415        440        403
 General and administrative                555       442       355       294        347        370        289        263
 Amortization                              136       136       136        --         --         --         --         --
Acquired in process research
   and development                       5,700        --        --     3,054         --         --         --         --
--------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                10,031     3,275     3,159     5,275      2,437      2,034      1,796      1,776
--------------------------------------------------------------------------------------------------------------------------
 Income (loss) before taxes             (5,070)      300       175    (2,957)       245        189        125         93
Interest income (expense)                  137       167       158       220         41         (2)        (2)        (2)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes              (4,933)      467       333    (2,737)       286        187        123         91
Income tax benefit (1)                     420        --        --        --        612         --         --         --
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                      $(4,513)   $  467     $ 333   $(2,737)     $ 898     $  187     $  123     $   91
==========================================================================================================================
Net income (loss) per share             $(0.54)   $ 0.06     $0.04    $(0.35)     $0.12     $ 0.03     $ 0.02     $ 0.01
==========================================================================================================================
Weighted average shares
 outstanding                             8,308     8,184     8,170     7,907      7,302      6,832      6,861      6,893
==========================================================================================================================

(1) In the fourth quarter of fiscal 1997 and 1996, the Company recorded a net income tax benefit of $420,000 and $612,000, respectively, resulting primarily from the partial recognition of previously unrecognized deferred tax assets.

Liquidity and Capital Resources

As of April 30, 1997, the Company had $312,000 in cash and cash equivalents. Net cash provided by operating activities was $403,000 and $716,000 in fiscal 1997 and 1996, respectively. Net cash used in operating activities was $340,000 in fiscal 1995.

Net cash used in investing activities was $15.1 million in fiscal 1997, consisting primarily of the net purchase of marketable securities of $5.7 million and the use of $8.6 million in the acquisitions of the EBU and Compact. Capital expenditures, consisting primarily of purchases of computer equipment, were $811,000, $400,000 and $277,000 in fiscal 1997, 1996 and 1995, respectively. The Company expects that purchases of computer equipment will increase as the Company's employee base grows.

Net cash provided by financing activities includes proceeds from the issuance of Common Stock and stockholders advances totaling $120,000, $11.4 million and $714,000, in fiscal 1997, 1996 and 1995, respectively. In addition, during fiscal 1997 the Company borrowed $4.2 million on its line of credit which was used primarily as part of the cash payment for the acquisitions.

As of April 30, 1997, the Company had a working capital (deficit) of $(1.9) million. The negative working capital balance resulting from the use of working capital in connection with the acquisitions of the EBU and Compact during fiscal 1997. The Company also has available an unused portion of a line of credit. The line of credit is collateralized by the marketable securities of the Company. As of April 30, 1997, $4.2 million was outstanding under the line of credit with approximately $417,000 available for borrowing on this line of credit. The Company believes that the available funds, together with the cash available under its line of credit and cash flows from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

Effects of Inflation

To date, inflation has not had a material impact on the Company's consolidated financial results.

Recent Accounting Pronouncements:

In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") was issued by the Financial Accounting Standards Board. SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. SFAS 128 is effective for the Company's third quarter of fiscal 1998 and will be adopted at that time. Prior periods will be restated. Had the Company determined earnings per share in accordance with SFAS 128, basic earnings (loss) per share for fiscal 1997, 1996 and 1995 would have been $(0.83), $0.21 and $(0.06), respectively, and diluted earnings (loss) per share would have been $(0.81), $0.19 and $(0.06), respectively.

On May 1, 1996, the Company adopted the Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement permits a company to choose either a new fair value based method of accounting for its stock-based compensation arrangements or to comply with the current APB Opinion 25 intrinsic value based method adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS 123 by retaining the APB Opinion 25 method of accounting for stock-based compensation with annual pro forma disclosures of net income and earnings (loss) per share.

Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information," are effective for the year ended April 30, 1999. The Registrant does not believe these statements will have a material impact on its financial statements.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ansoft Corporation:

We have audited the accompanying consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 1997. Our audit also included the financial statement schedule for the year ended April 30, 1997, listed at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ansoft Corporation and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




KPMG Peat Marwick LLP

Pittsburgh, Pennsylvania
May 27, 1997

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

April 30,                                                   1997            1996
---------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                               $    312      $  10,728
  Accounts receivable, net of allowance for doubtful
   accounts of $125 as of April 30, 1997 and 1996            4,129          1,666
  Marketable securities                                         55            119
  Deferred income taxes                                        320            427
  Prepaid expenses and other assets                            282             91
---------------------------------------------------------------------------------
Total current assets                                         5,098         13,031

Plant and equipment                                          1,995            724
Marketable securities                                        7,095          1,340
Other asset                                                      3             13
Deferred taxes - non current                                   800            273
Intangible assets                                            6,960             10
---------------------------------------------------------------------------------
Total assets                                              $ 21,951       $ 15,391
=================================================================================


Liabilities and Stockholders' Equity
Current liabilities:
  Line of Credit                                          $  4,208       $     --
  Accounts payable                                             149            345
  Accrued expenses                                           1,017            131
  Accrued wages                                                500            209
  Deferred revenue                                           1,160            415
---------------------------------------------------------------------------------
Total current liabilities                                    7,034          1,100

Total liabilities                                            7,034          1,100
---------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, par value $.01 per share;
   1,000 shares authorized, no shares
   outstanding                                                  --             --
  Common stock, par value $.01 per share;
   10,000 authorized shares; issued and
   outstanding 8,989 and 7,636
   shares, respectively                                         90             76
  Additional paid-in capital                                24,310         17,204
  Net unrealized loss on
   marketable securities                                       (44)            --
  Accumulated deficit                                       (9,439)        (2,989)
---------------------------------------------------------------------------------
Total stockholders' equity                                  14,917         14,291
---------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                                   $21,951        $15,391
=================================================================================


See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

Fiscal year ended April 30,                          1997       1996       1995
---------------------------------------------------------------------------------
Revenues:
  License                                          $11,950     $7,995      $5,921
  Service and other                                  2,238        700         233
---------------------------------------------------------------------------------
Total revenue                                       14,188      8,695       6,154

Costs and expenses:
  Sales and marketing                                7,939      5,007       3,935
  Research and development                           2,993      1,766       1,462
  General and administrative                         1,647      1,269       1,046
  Amortization                                         407         --          --
  Acquired in process research and development       8,754         --          --
---------------------------------------------------------------------------------
Total costs and expenses                            21,740      8,042       6,443
---------------------------------------------------------------------------------
Income (loss) from
  operations                                        (7,552)       653        (289)
Interest income                                        902         41          --
Interest expense                                      (220)        (6)        (16)
---------------------------------------------------------------------------------
Income (loss) before income
  taxes                                             (6,870)       688        (305)
Income tax benefit                                     420        612          --
---------------------------------------------------------------------------------
Net income (loss)                                  $(6,450)    $1,300      $ (305)
=================================================================================
Net income (loss) per share                        $ (0.81)    $ 0.19      $(0.06)
=================================================================================
Weighted average shares
  outstanding                                        7,955      6,873       5,528
=================================================================================


See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)


                                                                                                Unrealized
                                  Common Stock        Receivable    Additional                    loss on
                                                         From         Paid-in    Accumulated    Marketable
(In thousands)                   Shares    Amount    Stockholders     Capital      Deficit      Securities    Total
----------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1994           1,680    $  17        $  --            532        $(3,984)         --      $(3,435)
Net loss                             --       --           --             33           (305)         --         (272)
Issuance of common stock          4,413       44         (442)         5,266             --          --        4,868
----------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1995           6,093    $  61         (442)       $ 5,831        $(4,289)         --      $ 1,161
Net income                           --       --           --             --          1,300          --        1,300
Issuance of common stock          1,543       15           --         11,373             --          --       11,388
Payments from stockholders           --       --          442             --             --          --          442
----------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1996           7,636    $  76        $  --        $17,204        $(2,989)         --      $14,291
Net loss                             --       --           --             --         (6,450)         --       (6,450)
Issuance of common stock          1,353       14           --          7,106             --          --        7,120
Unrecognized loss on
 marketable securities               --       --           --             --             --         (44)         (44)
----------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1997           8,989    $  90        $  --        $24,310        $(9,439)       $(44)     $14,917
======================================================================================================================



See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)


Fiscal year ended April 30,                              1997         1996          1995
------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                     $ (6,450)      $ 1,300        $(304)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
   Depreciation                                            299           197          145
   Amortization                                            429            24           24
   Acquired in process research and development          8,754            --           --
   Non-cash compensation                                    --            --           32
   Deferred taxes                                         (420)         (700)          --
Changes in assets and liabilities:
   Accounts receivable                                  (1,971)         (566)        (194)
   Prepaid expenses and other assets                      (191)          (83)          --
   Other long-term assets                                   10            --           --
   Accounts payable                                       (196)          130          (65)
   Accrued wages and expenses                              (13)          148          (23)
   Deferred revenue                                        152           266           45
------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities        403           716         (340)
------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of plant and equipment                       (811)         (400)        (277)
   Investment in acquired businesses                    (8,600)           --           --
   Sale of marketable securities                         5,878            --           --
   Purchases of marketable securities                  (11,614)       (1,459)          --
------------------------------------------------------------------------------------------
Net cash used in investing activities                  (15,147)       (1,859)        (277)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from line of credit, net                     4,208            --           --
   Repayment of borrowings                                  --           (75)         (24)
   Proceeds from the issuance of common
    stock, net                                             120        11,388           14
   Proceeds from related party
    stockholders, net                                       --           442          700
------------------------------------------------------------------------------------------
Net cash provided by financing activities                4,328        11,755          690
------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents   (10,416)       10,612           73
Cash and cash equivalents at beginning of period        10,728           116           43
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $    312       $10,728        $ 116
==========================================================================================

Supplemental disclosures of cash flow
 information:
 Cash paid for interest                               $    221       $     6        $  15
 Cash paid for income taxes                           $     13       $    72        $   2


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business
Ansoft is a leading developer of electronic design automation ("EDA") software. Its products are used by engineers in the design of high performance electrical devices and systems, such as cellular phones, satellite communications, computer circuit boards, motors and ABS braking systems.

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, from the date of inception or acquisition. On July 24, 1996, the Company acquired The MacNeal Schwendler Corporation's Electronics Business Unit ("EBU") for $5,600 in cash. On April 9, 1997, the Company acquired Compact Software, Inc., ("Compact") for approximately $3,000 in cash and 1,273 share of common stock. The costs of the acquisitions have been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The acquisitions have been accounted for as a purchase, and the financial results of the EBU and Compact have been included in the accompanying consolidated financial statements since the date of their respective acquisitions.

Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates.

Cash Equivalents
Cash equivalents include only highly liquid debt instruments purchased with original maturity dates of three months or less.

Marketable Securities
In fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Marketable Securities portfolio consists of corporate bonds and government agency issues and are classified as of April 30, 1997 and 1996, as available for sale. In accordance with SFAS 115, marketable securities available for sale are recorded at fair market value and any unrecorded gains or losses are recorded as part of stockholders' equity. Costs of investments sold are determined on the basis of specific identification.

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

The Company uses distributors for certain of its international sales. Revenue generated through distributors is generally recorded at the gross sales price paid by the customer. Commissions withheld by distributors are recorded as sales and marketing expense. License revenue also includes royalties earned on sales of certain products under terms of an agreement with Hewlett-Packard Corporation (see also note 9). Related royalty revenue is recognized upon shipment of product as reported to the Company by Hewlett-Packard. All obligations of the Company are satisfied upon shipment of product by Hewlett-Packard.

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


In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") was issued by the Financial Accounting Standards Board. SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings (loss) per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. FAS 128 is effective for the Company's third quarter of fiscal 1998 and will be adopted at that time. Prior periods will be restated. Had the Company determined earnings per share in accordance with FAS 128, basic earnings (loss) per share for fiscal 1997, 1996 and 1995 would have been $(0.83), $0.21 and $(0.06), respectively, and diluted earnings (loss) per share would have been $(0.81), $0.19 and $(0.06), respectively.

Stock Based Compensation
On May 1, 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." This statement permits a company to choose either a new fair value based method of accounting for its stock-based compensation arrangements or to comply with the current APB Opinion 25 intrinsic value based method adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS No. 123 by retaining the APB Opinion 25 method of accounting for stock-based compensation with annual pro forma disclosures of net income and earnings per share.

Reclassifications
Certain reclassifications have been made in the accompanying consolidated financial statements for 1996 and 1995 to conform with the 1997 presentation.

2. Acquisitions and Related Intangible Assets

On July 24, 1996, the Company acquired the EBU for $5,600 in cash. The acquisition has been accounted for as a purchase, and the financial results of the EBU have been included in the accompanying consolidated financial statements since the date of the acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The allocation of the acquisition costs resulted in an acquired in process research and development charge of $3,054 based on the future expected cash flows of certain acquired technology that had not reached technological feasibility. The intangible assets of $2,227 (net of amortization of $267) and $420 (net of amortization of $140) as of April 30, 1997, consist of the customer list and established work force, respectively. They are being amortized on a straight line basis over a seven and three year life, respectively, commencing in August 1996.

   The allocation of fair values are presented below:

     Plant and equipment                            $  215
     Other assets                                       11
     Accrued liabilities                              (491)
     Deferred revenue                                 (243)
     In process research and development             3,054
     Intangible assets                               3,054
----------------------------------------------------------
     Total purchase price                           $5,600
==========================================================

On April 9, 1997, the Company acquired Compact for approximately $3,000 in cash and 1,273 shares of common stock. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The acquisitions has been accounted for as a purchase, and the financial results of Compact have been included in the accompanying consolidated financial statements since the date of the acquisition. The allocation of the acquisition costs resulted in an acquired in process research and development charge of $5,700, based on the future expected cash flows of certain acquired technology that had not reached technological feasibility. The intangible assets of $3,813 and $500 as of April 30, 1997, consist of the customer list and established work force, respectively. They are being amortized on a straight line basis over a seven and three year life, respectively, commencing in May 1997.

   The allocation of fair values are presented below:

     Accounts receivable                           $   492
     Plant and equipment                               544
     Accrued liabilities                              (568)
     Accrued wages                                    (131)
     Deferred revenue                                 (350)
     In process research and development             5,700
     Intangible assets                               4,313
----------------------------------------------------------
     Total purchase price                          $10,000
==========================================================

The following unaudited pro forma summary presents information as if the acquisitions of the EBU and Compact occurred at the beginning of the periods presented. The EBU has no separate legal status as it was an integral part of MSC's overall operations. As a result, separate financial statements have not been maintained for the EBU. Historically, MSC did not allocate general and administrative costs to the EBU, so any such allocation at this time would be arbitrary. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprise.

Year ending April 30,                 1997           1996
-----------------------------------------------------------
   Revenue                          $ 21,020       $ 17,633
   Net income (loss)                $ (6,298)      $    841
   Net income (loss) per share      $  (0.69)      $   0.10

3. Plant and Equipment

Plant and equipment consist of the following:

April 30,                             1997           1996
-----------------------------------------------------------
Computers and equipment              $ 2,856        $ 1,404
Furniture and fixtures                   298            262
Leasehold improvements                    84              2
-----------------------------------------------------------
                                       3,238          1,668
Less allowances for depreciation
 and amortization                      1,243            944
-----------------------------------------------------------
                                     $ 1,995         $  724
===========================================================

4. Marketable Securities

Marketable securities, classified as available for sale, are summarized as follows:

                            Amortized    Unrealized     Market
                               cost      gain (loss)    value
---------------------------------------------------------------
April 30, 1997
Marketable Securities        $ 7,194       $   (44)    $ 7,150

April 30, 1996
Marketable Securities        $ 1,459       $     --    $ 1,459

The carrying values of debt securities as of April 30, 1997, by contractual maturity is shown below:

   Due in one year or less        $     55
   Due in one to five years          2,429
   Due in five to ten years          4,666
------------------------------------------
                                  $  7,150
==========================================

Gross realized and unrealized gains (losses) on sales of securities in fiscal 1997 and 1996 were immaterial.

5. Borrowings

The Company has available a secured line of credit from a domestic financial institution at an interest rate varying from a minimum of 2% below the Broker's Call Rate to a maximum equaling the Broker's Call Rate. The line of credit is secured by the marketable securities held with the institution. As of April 30, 1997, the outstanding balance was $ 4,208 and the interest rate charged was 6.5%. The availability of the unused line of credit, approximately $417 as of April 30, 1997, is subject to certain borrowing base requirements.

6. Leases

The Company leases its corporate headquarters in Pittsburgh, Pennsylvania, and other facilities under operating lease agreements which expire over the next six years. Rental expense incurred by the Company under operating lease agreements totaled $548, $187 and $154 for the years ended April 30, 1997, 1996 and 1995, respectively. The future minimum lease payments for such operating leases as of April 30, 1997, are:

Year ending April 30,
-------------------------
   1998           $   617
   1999               529
   2000               380
   2001               349
   2002               312
   Thereafter         330
-------------------------
                  $ 2,517
=========================

7. Stockholders' Equity and Advances

In May and December 1994, the Company issued 1,398 shares and 400 shares, respectively, to a corporation whose sole stockholders had been directors and executive officers of the Company since the formation of the Company, for settlement of prior advances totaling $2,072. In May 1994, the Company issued 615 shares to three directors and executive officers of the Company at that time for settlement of prior advances totaling $670. In September 1994, the Company issued 1,332 shares to nine persons (including three directors and executive officers of the Company at that time) for settlement of prior advances totaling $1,413. In December 1994, the Company issued 400 shares to two of the directors and executive officers of the Company at that time for settlement of advances in fiscal 1995 totaling $500. The exchange rates for such advances were fixed at the time of the initial advances, at the estimated fair market value of the Common Stock on the date of such advance. Interest expense in 1994 includes interest on stockholder advances totaling $67.

In April 1996, the Company closed its initial public offering of 1,500 shares of common stock at $8.50 per share. The net proceeds of the offering were approximately $11,400, after deducting applicable costs and expenses.

8. Common Stock Options

The Company's 1988 Stock Option Plan (1988 Plan) authorizes the issuance of 850 shares of common stock for the grant of incentive or nonstatutory stock options to employees and directors. Under the terms of the 1988 Plan, options to purchase Common Stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during specified future periods as determined by the Board of Directors. The 1988 Plan provides that the options shall expire no more than ten years after the date of the grant.

In March 1995, the Board of Directors approved a 1995 Stock Option Plan (1995
Plan) that authorized the issuance of up to 350 shares of Common Stock for the grant of incentive or nonstatutory stock options to employees and directors. In January 1996, the Board of Directors approved an additional 300 shares of common stock for grant. Under the terms of the 1995 Plan, options to purchase Common Stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during specified future periods as determined by the Board of Directors. The 1995 Plan provides that the options shall expire no more than ten years after the date of the grant. Under the 1995 Plan, the Board approved the granting of incentive stock options to employees who elected to exercise up to 50% of their currently outstanding incentive stock options under the 1988 Plan. Employees were also offered the ability to finance the stock purchased from the exercise of their 1988 Plan options through the origination of two-year, 8% loans from American Banner Resources, Inc., a company wholly owned by two directors of the Company. In connection with this transaction, the Company recorded a charge to fiscal 1995 operations of $33 representing compensation equal to the 10% per share premium on the 1988 options which were exercised pursuant to the 1995 Plan. Shares under outstanding options under the 1988 Plan and the 1995 Plan are as follows:

Shares under Outstanding Options

                                     Shares             Price
----------------------------------------------------------------
   Outstanding, April 30, 1994         788           $0.32-$1.75
     Granted                           341           $1.75-$2.00
     Exercised                        (218)          $0.32-$1.75
     Canceled                         (149)             $1.75
----------------------------------------------------------------
   Outstanding, April 30, 1995         762           $0.32-$2.00
     Granted                           174           $1.75-$2.00
     Exercised                         (43)          $0.32-$1.75
     Canceled                          (58)             $1.75
----------------------------------------------------------------
   Outstanding, April 30, 1996         835           $1.00-$2.00
     Granted                           270           $5.00-$6.50
     Exercised                         (80)          $1.14-$2.00
     Canceled                          (33)          $2.00-$5.38
----------------------------------------------------------------
   Outstanding, April 30, 1997         992           $1.00-$6.50
================================================================

Options to purchase 628 shares of Common Stock were exercisable as of April 30, 1997 and options to purchase 222 shares of Common Stock were available for future grant as of April 30, 1997.

In addition to the options described above, the Chairman of the Board of Directors received an option to purchase 200 shares of Common Stock at an exercise price of $5.00 per share in April 1995. At that time, such exercise price was considered to be above the estimated fair market value. As of April 30, 1997, all such options were still outstanding and unexercised. The options expire ten years after the date of the grant.

As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's consolidated financial statements for all periods presented other than the $33 discussed above.

Pro forma information regarding net income and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to April 30, 1995 under the fair value method prescribed by SFAS 123. The fair value of options granted in fiscal years 1997 and 1996 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Year ended April 30,             1997       1996
------------------------------------------------
Risk-free rate (%)               6.00       6.00
Volatility (%)                  55.92        n/a
Expected Life (in years)         10.0       10.0
Dividend Yield (%)               0.00       0.00

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. However, based solely on this analysis, the weighted average estimated fair value of employee stock options granted through April 30, 1997 and 1996 was $3.94 and $1.06 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

Year ended April 30,                           1997        1996
-----------------------------------------------------------------
Pro forma net income (loss)                   $(6,711)     $1,060
Pro forma net income (loss) per common share   $(0.84)      $0.15

     Because the Company anticipates making additional grants and options vest over several years, the effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. SFAS 123 is applicable only to options granted subsequent to April 30, 1995.

The following table summarizes information about stock options outstanding as of April 30, 1997.

Options Outstanding                                      Options Exercisable
                             Weighted-
                Number        Average      Weighted-    Number       Weighted-
 Range Of    Outstanding     Remaining      Average    Exercisable    Average
 Exercise     at April 30,  Contractual    Exercise    at April 30,   Exercise
  Prices         1997          Life          Price         1996        Price
--------------------------------------------------------------------------------
$1.00 - $2.00     563         6.40           $1.75          471         $1.70
   $3.50          135         8.48           $3.50          135         $3.50
$5.00 - $5.75     434         8.88           $5.13          102         $5.76
   $6.50           60         9.00           $6.50           12         $6.50

9. Export Sales, Major Customers and Credit Risk

Export sales, principally to Asia, accounted for 41%, 33% and 31% of total revenues in 1997, 1996 and 1995, respectively. Included in export sales to Asia were sales to Japan, which accounted for approximately 13% of total revenue in fiscal 1997 and 1996, and 14% of total revenue in fiscal 1995. No other foreign country accounted for more than 10% of total revenue during these periods.

Revenue from one distributor accounted for approximately $684 of total revenue in fiscal 1995.

In 1989, the Company entered into an exclusive distribution agreement with Hewlett-Packard (the "HP agreement") for worldwide distribution of its HFSS product. Revenue from the HP agreement accounted for 12%, 13%, and 18% of revenue in fiscal 1997, 1996 and 1995, respectively. The HP Agreement expired in January 1997, and will not be renewed. HP has the non-exclusive right to sell the HFSS product through January 1998. The Company expects that HP will account for a decreasing percentage of its total revenues over the next nine months. The Company directly markets its HFSS product, to target the commercial wireless communications and defense/aerospace markets, through its worldwide direct sales force and its international distributors. Management believes that the expiration of the HP agreement will not have a material adverse effect on the consolidated financial condition or results of operations.

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

10. Income Tax

The provisions for income taxes consisted of the following:

----------------------------------------------------------------
April 30,                          1997       1996       1995
----------------------------------------------------------------
Current:
Federal                           $ -          $ 14      $ -
Foreign                             -            72        -
State                               -             2        -
----------------------------------------------------------------
      Total                         -            88        -

Deferred:
   Federal                         (316)       (638)       -
   State                           (104)       ( 62)       -
----------------------------------------------------------------
      Total                        (420)       (700)       -

----------------------------------------------------------------

Total benefit for income taxes    $(420)      $(612)       -
================================================================

The Company's actual income tax expense (benefit) differs from the expected income tax benefit computed by applying the statutory federal income before income taxes as a result of the following:

---------------------------------------------------------------------------------------
April 30,                                              1997       1996       1995
---------------------------------------------------------------------------------------
Income tax expense (benefit) at statutory rate       $(2,335)      $ 234       $(104)
State income tax, net of federal offset                ( 419)         41        ( 18)
Expiration of state net operating losses                  61          91          -
Change in valuation allowance                          2,258        (992)        114
Other, net                                                15          14           8
---------------------------------------------------------------------------------------

Actual income tax benefit                              $(420)      $(612)      $  -
=======================================================================================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


---------------------------------------------------------------------------------------
April 30,                                              1997       1996
---------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforward                    $3,885      $1,245
   Allowance for doubtful accounts                        75          51
   Alternative minimum tax credit carryforward             6          14
   Foreign Tax Credit carryforward                         -          72
   Intangible Assets                                     141           -

---------------------------------------------------------------------------------------

Total gross deferred tax assets                        4,107       1,382
Less valuation allowance                               2,857         599

---------------------------------------------------------------------------------------

Net deferred tax assets                                1,250         783

=======================================================================================

Deferred tax liabilities:
   Property, plant and equipment                        (130)        (83)

---------------------------------------------------------------------------------------

Total gross deferred tax liability                      (130)        (83)

---------------------------------------------------------------------------------------

Net deferred taxes                                    $1,120        $700

=======================================================================================


The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets pursuant to SFAS No. 109. The increase in the valuation allowance during the year ended April 30, 1997 was due in part to the successful completion of the Company's acquisitions of the EBU and Compact, which resulted in acquired in process research and development charge of $8,754 creating additional federal tax net operating losses. A valuation allowance has been established on a portion of these net operating losses because management has determined that it is more likely than not that a portion of the net operating losses will not be realized due to a lack of sufficient taxable income. The ultimate realization of the remaining deferred tax assets is dependent upon the generation of future taxable income beyond that which is deemed more likely than not at this time. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. Due to the uncertainty of the future financial results of the company, a valuation allowance is maintained for the remaining deferred tax assets. The valuation allowance will be reduced at such time as it is determined that it is more likely than not that the remaining deferred tax assets are realizable or increased if estimates of future taxable income during the carry forward period are reduced.

As of April 30, 1997, the Company had net operation loss carryforwards for federal income tax purposes of $9,984 which are available to offset future federal taxable income, if any, and expire in increments of between $112 and $884, beginning April 30, 2004 through April 30, 2010, and $6,652 in April 30, 2012.

11. Related Party Transactions

Certain of the Company's principal stockholders are also members of the Board of Directors and executive management.

In 1992, the Company entered into an agreement with a distributor under which distribution rights in Japan were granted for certain Company products. In addition, the distributor purchased 120 shares of the Company's Common Stock at a price of $2.50 per share. Sales through the distributor were approximately $684 in 1995. These transactions were on terms no less favorable to the Company than could be obtained from unrelated third parties. In fiscal 1995, the Company terminated the distribution agreement.

12. Employee Benefit Plan

The Company has a 401(k) savings and retirement plan which covers its full-time employees who have attained the age of 21 and have completed six months of service. Eligible employees make voluntary contributions to the plan up to 15% of their annual compensation. The Company is not required to contribute, nor has it contributed, to the 401(k) Plan.

13. Commitments and Contingencies

The Company is not a party to any litigation and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, consolidated operating results or consolidated financial condition.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 14. Exhibits, financial statement schedules and reports on form 8-k.

(a) documents filed as part of this report:

1. Financial statements. The following consolidated financial statements of the company are filed as part of this annual report on form 10-k.

                                                                                  Page
Report of KPMG Peat Marwick LLP                                                     14

Balance Sheet as of April 30, 1997 and 1996                                         15

Statement of Operations for the years ended April 30, 1997, 1996 and 1995           16

Statement of Stockholders' Equity (Deficit) for the years ended April 30, 1997,
 1996 and 1995                                                                      17

Statement of Cash Flows for the years ended April 30, 1997, 1996 and 1995           18

Notes to Financial Statements                                                       19

Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts and Reserves                        29

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

Exhibit No.    Description
3.1            Articles of Incorporation of the Company (incorporated by reference from Registration Statement
               No. 333-1398).

3.2            Bylaws of the Company Company (incorporated by reference from Registration Statement No.
               333-1398).

*10.1          1988 Stock Option Plan Company (incorporated by reference from Registration Statement No.
               333-1398).

*10.2          1995 Stock Option Plan Company (incorporated by reference from Registration Statement No.
               333-1398).

*10.3          Zoltan Cendes Stock Option Plan, dated April 30, 1995 (incorporated by reference from
               Registration Statement No. 333-1398).

10.4           Office Lease Agreement between Commerce Court Associates and the Company dated June 7, 1989
               (incorporated by reference from Registration Statement No. 333-1398).

10.5           Amendment No. 1 to Office Lease Agreement between Commerce Court Associates and the Company dated March 17, 1994 Company (incorporated by reference from Registration Statement No.
               333-1398).

10.10          Asset Purchase Agreement by and between Ansoft Corporation and The MacNeal-Schwendler Corporation
               for the Purchase of the Assets of its Electronic Business Unit dated July 24, 1996 (incorporated herein by reference from the Company's quarterly report on Form 10-Q for the period ended
               July 31, 1997)

10.11          Stock Purchase Agreement between Ansoft Corporation and Dr. Ulrich L. Rohde and Dr. Meta Rohde
               dated April 9, 1997 (incorporated herein by reference from the Company's current report on Form
               8-K filed April 22, 1997)



10.6           Software Distribution Agreement, by and between the Company and Hewlett-Packard Company, dated
               January 1, 1994 Company (incorporated by reference from Registration Statement No. 333-1398).

10.7           First Amendment to Software Distribution Agreement, by and between the Company and
               Hewlett-Packard Company, dated May 9, 1995 Company (incorporated by reference from Registration
               Statement No. 333-1398).

10.8           Second Amendment to Software Distribution Agreement, by and between the Company and
               Hewlett-Packard Company, dated September 7, 1995 Company (incorporated by reference from
               Registration Statement No. 333-1398).

10.9           Underwriting Agreement dated April 3, 1996 by and between Registrant and Janney Montgomery
               Scott Inc. and Pennsylvania Merchant Group Ltd.,as representatives for the Underwriters identified therein Company (incorporated by reference from Registration Statement No. 333-1398).

11.1           Calculation of Earnings Per Share Company (filed herewith)

21.1           List of Subsidiaries of the Company (filed herewith)

27.1           Financial Data Schedule (filed herewith).

* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).


(b) REPORTS ON FORM 8-K:

The Company filed the following reports on Form 8-K during the last quarter of fiscal year 1997:

            Date of Report            Item Reported
            --------------            -------------
            April 9, 1997             Acquisition or Disposition of Assets


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


ITEM 14 (A).
                 Schedule II-Valuation and Qualifying Accounts
                                 (In thousands)


                             Balance as of        Additions                  Balance as of
                             the Beginning    Charged to Costs                 the End of
                             of the Period     and Expenses      Deductions    the Period
                             -------------    ----------------   ----------  -------------
Year ended April 30, 1997
 Allowance for doubtful
   accounts                       125                -               -             125
Year ended April 30, 1996
 Allowance for doubtful
   accounts                        70                55              -             125
Year ended April 30, 1995
 Allowance for doubtful
   accounts                        60                10              -              70

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date July 25, 1997         ANSOFT CORPORATION.
                           By: /s/ NICHOLAS CSENDES
                           -------------------------------------
                           Nicholas Csendes
                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 25, 1997.


Signature                       Title


(1)  Principal Executive, Financial
     Accounting Officers


/s/ NICHOLAS CSENDES,           President, Chief Executive Officer and Director
---------------------------
Nicholas Csendes


/s/ ZOLTAN J. CENDES, PH.D.     Chairman of the Board and Director
---------------------------
Zoltan J. Cendes, Ph.D.


/s/ ANTHONY L. RYAN             Chief Financial Officer
---------------------------
Anthony L. Ryan


/s/ THOMAS A.N. MILLER          Director
---------------------------
Thomas A.N. Miller


/s/ JACOB K. WHITE, PH.D.       Director
---------------------------
Jacob K. White, Ph.D.


/s/ JOHN N. WHELIHAN            Director
---------------------------
John N. Whelihan


/s/ ULRICH L. ROHDE             Director
---------------------------
Ulrich L. Rohde