Form 10-Q
period 1997-07-31
ANSOFT CORP
filed 1997-09-12
CIK 849433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For The Quarterly Period Ended July 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of the registrant's Common Stock outstanding as of the close of business on September 5, 1997 was 8,994,987.

                               ANSOFT CORPORATION
                                   FORM 10-Q
                                     INDEX


                                                                                        Page
                                                                                        ----
Part I   FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets - July 31, 1997
             and April 30, 1997                                                           1
           Consolidated Statements of Operations - Three months
             ended July 31, 1997 and 1996                                                 2
           Consolidated Statements of Cash Flows - Three months
             ended July 31, 1997 and 1996                                                 3
           Notes to the Consolidated Financial Statements                                 4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                          5

Part II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                               8

Signatures                                                                                9

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               ANSOFT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      July 31,                   April 30,
                                                        1997                       1997
                                                       -------                    -------
Assets
Current assets:
   Cash and cash equivalents                           $   834                    $   312
   Accounts receivable                                   4,277                      4,129
   Marketable securities                                    --                         55
   Deferred income taxes                                   450                        320
   Prepaid expenses and other assets                       532                        282
                                                       -------                    -------
Total current assets                                     6,093                      5,098

Plant and equipment                                      2,166                      1,995
Marketable securities                                    4,785                      7,095
Other asset                                                 78                          3
Deferred taxes - non current                               840                        800
Intangible asset                                         6,647                      6,960
                                                       -------                    -------
Total assets                                           $20,609                    $21,951
                                                       =======                    =======

Liabilities and Stockholders' Equity
Current liabilities:
   Line of Credit                                      $ 2,487                    $ 4,208
   Accounts payable                                        416                        149
   Accrued expenses                                        335                      1,017
   Accrued wages                                           175                        500
   Deferred revenue                                      1,282                      1,160
                                                       -------                    -------
Total current liabilities                                4,695                      7,034

Total liabilities                                        4,695                      7,034
                                                       -------                    -------
Stockholders' equity:
   Preferred stock, par value $.01 per share;
     1,000 shares authorized, no shares
     outstanding                                            --                         --
   Common stock, par value $.01 per share;
     10,000 authorized shares; issued and
     outstanding 8,989 and 7,636
     shares, respectively                                   90                         90
   Additional paid-in capital                           24,315                     24,310
   Net unrecognized gain (loss) on
      marketable securities                                203                        (44)
   Accumulated deficit                                  (8,694)                    (9,439)
                                                       -------                    -------
Total stockholders' equity                              15,914                     14,917
                                                       -------                    -------
Total liabilities and stockholders' equity             $20,609                    $21,951
                                                       =======                    =======

See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                           Three months ended July 31,
                                                          1997                      1996
                                                         ------                    ------
Revenues:
   License                                               $4,016                    $ 1,961
   Service and other                                      1,319                        357
                                                         ------                    -------
Total revenue                                             5,335                      2,318

Costs and expenses:
   Sales and marketing                                    2,557                      1,429
   Research and development                               1,510                        498
   General and administrative                               470                        294
   Amortization                                             314                         --
   In process research and development (1)                   --                      3,054
                                                         ------                    -------
Total costs and expenses                                  4,851                      5,275
                                                         ------                    -------
Income (loss) from operations                               484                     (2,957)
Interest income, net                                         91                        220
                                                         ------                    -------
Income (loss) before income taxes                           575                     (2,737)
Income taxes benefit                                        170                         --
                                                         ------                    -------
Net income (loss)                                        $  745                    $(2,737)
                                                         ======                    =======
Net income (loss) per share                              $ 0.08                    $ (0.35)
                                                         ======                    =======
Weighted average shares
     outstanding                                          9,621                      7,907
                                                         ======                    =======

(1) On July 24, 1996, Ansoft acquired MSC's EBU. The allocation of the estimated fair value of the net assets acquired resulted in an in process research and development charge of $3.1 million because certain acquired technology had not reached technological feasibility.

                               ANSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                  Three months ended July 31,
                                                                 1997                    1996
                                                               --------                --------

Cash flows from operating activities:
Net income (loss)                                              $   745                $ (2,737)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Purchased in process research and development                  --                   3,054
     Depreciation                                                  120                      58
     Amortization                                                  313                       6
Changes in assets and liabilities:
   Accounts receivable                                            (148)                   (155)
   Prepaid expenses and other assets                              (250)                      7
   Other long-term assets                                          (75)                     10
   Deferred taxes                                                 (170)                     --
   Accounts payable                                                267                     (25)
   Accrued wages and expenses                                   (1,007)                   (152)
   Deferred revenue                                                122                      --
                                                               -------                --------
Net cash provided by operating activities                          (83)                     66
                                                               -------                --------

Cash flows from investing activities:
Purchases of plant and equipment                                  (291)                   (145)
Acquisition of the EBU, net                                         --                  (5,600)
Sale (purchase) of marketable securities
   available for sale, net                                       2,612                  (7,949)
                                                               -------                --------
Net cash used in investing activities                            2,321                 (13,694)
                                                               -------                --------

Cash flows from financing activities:
Proceeds from (payments on) line of credit, net                 (1,721)                  3,300
Payments on note payable                                            --                      --
Proceeds from the issuance of common stock, net                      5                       6
                                                               -------                --------
Net cash provided by (used in) financing activities             (1,716)                  3,306
                                                               -------                --------
Net increase (decrease) in cash and
   cash equivalents                                                522                 (10,322)
Cash and cash equivalents at beginning of period                   312                  10,728
                                                               -------                --------
Cash and cash equivalents at end of period                     $   834                $    406
                                                               =======                ========
Supplemental disclosures of cash flow information:
Cash paid for interest                                         $    69                $     --
                                                               =======                ========
Cash paid for income taxes                                     $    13                $      8
                                                               =======                ========


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the fiscal year ended April 30, 1997 financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Commission.

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

(2) Borrowings

     The Company has available a secured line of credit from a domestic financial institution at an interest rate varying from a minimum of 2% below the Broker's Call Rate to a maximum equaling the Broker's Call Rate. The line of credit is secured by the marketable securities held with the institution. As of July 31, 1997, the outstanding balance was $2.5 million and the interest rate charged was 6.5%. The availability of the unused line of credit, approximately $684,000 as of July 31, 1997, is subject to certain borrowing base requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company develops, markets and supports EDA software, based upon electromagnetic principles, for the design of electronic, communications and electromechanical components and systems. The Company was incorporated in 1984 and commenced commercial shipments of its first software product, focused on the electronic component industry, in 1987. The Company subsequently offered solutions in both electromechanical ("EM") and signal integrity ("SI") products. The SI products are targeted at two markets: High Speed and High Frequency. The importance of any individual product has diminished as the Company has introduced and acquired new products.

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

     The discussion in this Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company that involve risks and uncertainties. The Company's future results could differ materially from the results presented herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed from time to time in the Company's public reports filed with the Securities and Exchange Commission, including the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on April 3, 1996 and the report on Form 10-K for the fiscal year ended April 30, 1997.

Results of Operations

     The following table sets forth the percentage of total revenue of each item in the Company's statements of operations:

                                                            Three months ended July 31,
                                                          1997                       1996
                                                          ----                       ----
Revenues:
   License                                                  75%                        85%
   Service and other                                        25                         15
                                                         -----                       -----
Total revenue                                              100                        100

Costs and expenses:
   Sales and marketing                                      48                         62
   Research and development                                 28                         21
   General and administrative                                9                         12
   Amortization                                              6                         --
   In process research and development                      --                        132
                                                         -----                       -----
Total costs and expenses                                    91                        227
                                                         -----                       -----
Income (loss) from
   operations                                                9                       (127)
Interest income, net                                         2                          9
                                                         -----                       -----
Income (loss) before income
   taxes                                                    11                       (118)
Income taxes                                                 3                         --
                                                         -----                       -----
Net income (loss)                                           14%                      (118)%
                                                         =====                       =====

Comparison of The Three Months Ended July 31, 1997 and 1996

     Revenue. Total revenue for the first quarter of fiscal 1997 increased 130% over the same quarter in the previous fiscal year. The revenue growth is attributed to the continued growth of the installed base of customers licensing the Company's existing products and to the expanded suite of products offered by Ansoft as a result of the acquisition of the EBU. The increase in service and other revenue is attributed to increased purchased annual maintenance agreements, and reflects the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements as well as an increase in revenue recognized under research and development cost sharing agreements.

     International revenue accounted for 55% and 38% of the Company's total revenue in the first quarter of fiscal 1997 and 1996, respectively.

     The Company has a non-exclusive distribution agreement with Hewlett-Packard ("HP") for worldwide distribution of its HFSS product. Revenue from the HP agreement accounted for 7% and 16% revenue in the first quarter of fiscal 1997 and 1996, respectively. The HP Agreement expired in January 1997, and will not be renewed. HP has the non-exclusive right to sell the HFSS product through January 1998. The Company expects that HP will account for a decreasing percentage of its total revenues over the next six months. The Company directly markets its HFSS product to target the commercial wireless communications and defense/aerospace markets through its worldwide direct sales force and its international distributors. Management believes that the expiration of the HP agreement will not have a material adverse effect on the consolidated financial condition or results of operations.

     Sales and Marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses for the first quarter of fiscal 1997 increased 79% over the same quarter in the previous fiscal year. The increase is attributed to increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows and the increase in salesforce as a result of the fiscal 1997 acquisitions. Sales and marketing expenses represented 48% and 62% of total revenue in the first quarter of fiscal 1997 and 1996, respectively. The Company expects to increase sales and marketing expenditures both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

     Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses for the first quarter of fiscal 1997 increased 203% over the same quarter in the previous fiscal year. The increase is due to increased costs associated with continuing product development and enhancement of existing products in addition to the increased personnel as a result of the EBU acquisition. Research and development expenses represented 28% and 21% of total revenue in the first quarter of fiscal 1997 and 1996, respectively. The Company anticipates that it will continue to devote substantial resources to product research and development.

     General and Administrative Expenses. General and administrative expenses for the first quarter of fiscal 1997 increased 60% over the same quarter in the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel, along with other general cost increases. General and administrative expenses represented 9% and 12% of total revenue in the first quarter of fiscal 1997 and 1996, respectively.

     Amortization. Amortization expense of $314,000 was recognized as a result of the amortization of the intangible assets acquired during fiscal 1997.

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

Liquidity and Capital Resources

     As of July 31, 1997, the Company had $834,000 in cash and cash equivalents. Net cash used in operating activities was $83,000 in the first quarter of fiscal 1998. Net cash provided by investing activities was $2.3 million, consisting primarily of the sale of marketable securities of $2.6 million. Net cash provided by financing activities consisted primarily of the repayment of $1.7 million on the Company's line of credit.

     As of July 31, 1997, the Company had a net working capital of $1.4 million. The Company also has available an unused portion of a line of credit, which is collateralized by the marketable securities of the Company. As of July 31, 1997, $2.5 million was outstanding under the line of credit with approximately $684,000 available for borrowing on this line of credit. The Company believes that the available funds, together with the cash available under its line of credit and cash flows from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed below and are incorporated herein by reference:

     Exhibit No.

         11.1     Statement regarding computation of per share earnings.
         27.1     Financial Data Schedule.


(b) The Company filed the following reports on Form 8-K during the period from April 30, 1997 to July 31, 1997.

       Date
     of Report             Item Reported
     ---------             -------------
     June 26, 1997         Item 7.  Financial Statements and Exhibits.

SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  September 12, 1997

                                    ANSOFT CORPORATION

                                    By:  /s/ NICHOLAS CSENDES
                                    -------------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer


                                    By:  /s/ ANTHONY L. RYAN
                                    -------------------------------------
                                    Anthony L. Ryan
                                    Chief Financial Officer