Form 10-Q
period 1997-10-31
ANSOFT CORP
filed 1997-12-12
CIK 849433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For The Quarterly Period Ended October 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of the registrant's Common Stock outstanding as of the close of business on December 10, 1997 was 9,191,169.

                               ANSOFT CORPORATION
                                   FORM 10-Q
                                     INDEX


                                                                                        Page
                                                                                        ----
Part I   FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets - October 31, 1997
             and April 30, 1997                                                           1
           Consolidated Statements of Operations - Three and six months
             ended October 31, 1997 and 1996                                              2
           Consolidated Statements of Cash Flows - Three and six months
             ended October 31, 1997 and 1996                                              3
           Notes to the Consolidated Financial Statements                                 4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                          5

Part II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                            9
Item 6.    Exhibits and Reports on Form 8-K                                               9

Signatures                                                                               10

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANSOFT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    October 31,              April 30,
                                                       1997                     1997
                                                    -----------              ----------
Assets
Current assets:
   Cash and cash equivalents                         $ 1,040                 $   312
   Accounts receivable                                 4,998                   4,129
   Marketable securities                                  --                      55
   Deferred income taxes                                 680                     320
   Prepaid expenses and other assets                     349                     282
                                                     -------                 -------
Total current assets                                   7,067                   5,098

Plant and equipment                                    2,628                   1,995
Marketable securities                                  2,982                   7,095
Other asset                                              455                       3
Deferred taxes - non current                             830                     800
Intangible asset                                       7,800                   6,960
                                                     -------                 -------
Total assets                                         $21,762                 $21,951
                                                     =======                 =======


Liabilities and Stockholders' Equity
Current liabilities:
   Line of Credit                                    $ 1,909                 $ 4,208
   Accounts payable                                      351                     149
   Accrued expenses                                      122                   1,017
   Accrued wages                                         234                     500
   Deferred revenue                                    1,355                   1,160
                                                     -------                 -------
Total current liabilities                              3,971                   7,034
Other liabilities                                        196                      --
                                                     -------                 -------
Total liabilities                                      4,167                   7,034
Stockholders' equity:
   Preferred stock, par value $.01 per share;
     1,000 shares authorized, no shares outstanding       --                      --
   Common stock, par value $.01 per share;
     25,000 authorized shares; issued and
     outstanding 9,178 and 8,989
     shares, respectively                                 92                      90
   Additional paid-in capital                         25,170                  24,310
   Net unrecognized gain (loss) on
      marketable securities                              131                     (44)
   Accumulated deficit                                (7,798)                 (9,439)
                                                     -------                 -------
Total stockholders' equity                            17,595                  14,917
                                                     -------                 -------
Total liabilities and stockholders' equity           $21,762                 $21,951
                                                     =======                 =======

See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                            Three months ended October 31,      Six months ended October 31,
                                               1997              1996              1997             1996
                                            ----------        ----------        ----------       ----------
Revenues:
   License                                  $    4,891        $    2,850        $    8,907       $   4,811
   Service and other                             1,393               484             2,712             841
                                            ----------        ----------        ----------       ---------
Total revenue                                    6,284             3,334            11,619           5,652

Costs and expenses:
   Sales and marketing                           2,867             1,919             5,424           3,348
   Research and development                      1,864               749             3,374           1,247
   General and administrative                      597               355             1,067             649
   Amortization                                    376               136               690             136
   In process research and development (1)          --                --                --           3,054
                                            ----------        ----------        ----------       ---------
Total costs and expenses                         5,704             3,159            10,555           8,434
                                            ----------        ----------        ----------       ---------
Income (loss) from operations                      580               175             1,064          (2,782)
Interest income                                    143               212               300             432
Interest expense                                   (47)              (54)             (113)            (54)
                                            ----------        ----------        ----------       ---------
Income (loss) before income taxes                  676               333             1,251          (2,404)
Income taxes                                       220                --               390              --
                                            ----------        ----------        ----------       ---------
Net income (loss)                           $      896        $      333        $    1,641       $  (2,404)
                                            ==========        ==========        ==========       =========
Net income (loss) per share                 $     0.09        $     0.04        $     0.17       $   (0.31)
                                            ==========        ==========        ==========       =========
Weighted average shares outstanding             10,121             8,170             9,859           7,878
                                            ==========        ==========        ==========       =========


(1) On July 24, 1996, Ansoft acquired MSC's EBU. The allocation of the estimated fair value of the net assets acquired resulted in an in process research and development charge of $3.1 million because certain acquired technology had not reached technological feasibility.

                               ANSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                          Six months ended October 31,
                                                        1997                        1996
                                                     ----------                 -----------
Cash flows from operating activities:
Net income (loss)                                    $    1,641                 $   (2,404)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Purchased in process research and development           --                      3,054
     Depreciation                                           270                        133
     Amortization                                           690                        153
     Deferred taxes                                        (390)                        --
Changes in assets and liabilities:
   Accounts receivable                                     (869)                      (821)
   Prepaid expenses and other assets                        (67)                       (45)
   Other long-term assets                                  (452)                        13
   Accounts payable                                         202                        (88)
   Accrued wages and expenses                            (1,319)                       (81)
   Deferred revenue                                         195                         66
                                                     ----------                 ----------
Net cash provided by operating activities                   (99)                       (20)
                                                     ----------                 ----------

Cash flows from investing activities:
Purchases of plant and equipment                           (676)                      (340)
Investment in acquired businesses                          (660)                    (5,600)
Sale (purchase) of marketable securities
   available for sale, net                                4,343                     (8,592)
                                                     ----------                 ----------
Net cash used in investing activities                     3,007                    (14,532)
                                                     ----------                 ----------

Cash flows from financing activities:
Proceeds from (payments on) line of credit, net          (2,299)                     4,169
Proceeds from the issuance of common stock, net             119                         41
                                                     ----------                 ----------
Net cash provided by (used in) financing activities      (2,180)                     4,210
                                                     ----------                 ----------
Net increase (decrease) in cash and
   cash equivalents                                         728                    (10,342)
Cash and cash equivalents at beginning of period            312                     10,728
                                                     ----------                 ----------
Cash and cash equivalents at end of period           $    1,040                 $      386
                                                     ==========                 ==========
Supplemental disclosures of cash flow information:
Cash paid for interest                               $      113                 $       54
                                                     ==========                 ==========
Cash paid for income taxes                           $       29                 $       10
                                                     ==========                 ==========


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

(2) Borrowings

         The Company has available a secured line of credit from a domestic financial institution at an interest rate varying from a minimum of 2% below the Broker's Call Rate to a maximum equaling the Broker's Call Rate. The line of credit is secured by the marketable securities held with the institution. As of October 31, 1997, the outstanding balance was $1.9 million and the interest rate charged was 6.5%. The availability of the unused line of credit, approximately $30,000 as of October 31, 1997, is subject to certain borrowing base requirements.

(3) Recent Accounting Pronouncements

         In February 1997, SFAS No. 128 "Earnings Per Share" was issued by the Financial Accounting Standards Board. SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. SFAS 128 is effective for the Company's third quarter of fiscal 1998 and will be adopted at that time. Prior periods will be restated. Had the Company determined earnings per share in accordance with SFAS 128, basic earnings (loss) per share for the first six months of fiscal 1998 and 1997 ended October 31, 1997 would have been $0.18 and $(0.31), respectively, and diluted earnings per share would have been $0.17 and $(0.31), respectively.

         SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," are effective for the year ended April 30, 1999. The Registrant does not believe these statements will have a material impact on its financial statements.

         On October 27, 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, which supersedes SOP 91-1, Software Revenue Recognition. The adoption of the provisions of SOP 97-2 is not expected to have a material effect on the Company's consolidated results of operations. The Company intends to adopt the provisions of SOP 97-2 effective for transactions entered into after October 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Prospectus, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors"
section included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 13, 1997 and the report on Form 10-K for the fiscal year ended April 30, 1997.

Overview

         Ansoft Corporation ("Ansoft" or the "Company") develops, markets and supports electronic design automation ("EDA") software based on fundamental electromagnetic principles. The Company's software is used by engineers in the design of high performance electronic devices and systems, such as cellular phones, communications systems, computer circuit boards and motors. As the marketplace demands higher levels of system performance and miniaturization, the need to model accurately the electromagnetic interaction in communications, computer devices and electromechanical components and systems is becoming increasingly important, yet traditional EDA tools do not provide accurate modeling of electromagnetic interaction. By using the Company's software, companies can more easily predict electromagnetic interaction in such systems and components, thus reducing time to market and simultaneously lowering design and manufacturing costs. The Company's products are used by design engineers in a wide range of industries, particularly the rapidly evolving wireless communications and RF (radio frequency) markets as well as the semiconductor, computer, automotive and consumer electronics industries.

         License revenue consists principally of revenue from the licensing of the Company's software and is generally recognized when the software has been shipped and there are no significant remaining obligations. Service revenue consists of maintenance fees for providing system updates, user documentation and technical support for software products, and is recognized ratably over the term of the maintenance agreement. Other revenue consists primarily of revenue earned on development contracts with government-sponsored entities. Revenue under these arrangements is recognized as the service is performed.

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, the Company has evaluated the establishment of technological feasibility of its various products during the development phase. Due to the dynamic changes in the market, the Company has concluded that it cannot determine, with any reasonable degree of accuracy, technological feasibility until the development phase of the project is nearly complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is generally very short and, consequently, the amounts that could be capitalized pursuant to SFAS No. 86 are not material to the Company's financial position or results of operations. Therefore, the Company charges all research and development expenses to operations in the period incurred.

         Effective July 24, 1996, April 9, 1997 and August 8, 1997, the Company acquired the Electronic Business Unit (the "EBU") of The MacNeal Schwendler Company ("MSC"), Compact Software Inc. ("Compact"), and Boulder Microwave Technologies, Inc. ("Boulder"), respectively. The cost of these acquisitions has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The allocation of the EBU and Compact acquisitions resulted in charges of $3.1 million and $5.7 million recorded, respectively, in fiscal 1997 based on the future expected cash flows of certain acquired in process research and development that had not reached technological feasibility. The acquisitions have been accounted for as purchases, and their respective financial results have been included in the accompanying consolidated financial statements since the date of their respective acquisitions.

Results of Operations

         The following table sets forth the percentage of total revenue of each item in the Company's consolidated statements of operations:

                                          Three months ended October 31,       Six months ended October 31,
                                              1997              1996              1997             1996
                                            --------          --------          -------          --------
Revenues:
   License                                        77%               85%              77%               85%
   Service and other                              23                15               23                15
                                            --------          --------          -------          --------
Total revenue                                    100               100              100               100

Costs and expenses:
   Sales and marketing                            46                58               47                59
   Research and development                       30                22               29                22
   General and administrative                      9                11                9                12
   Amortization                                    6                 4                6                 2
   In process research and development            --                --               --                54
                                            --------          --------          -------           -------
Total costs and expenses                          91                95               91               149
                                            --------          --------          -------           -------
Income (loss) from operations                      9                 5                9               (49)
Interest income                                    2                 5                2                 7
                                            --------          --------          -------           -------
Income (loss) before income taxes                 11                10               11               (42)
Income taxes                                       3                --                3                --
                                            --------          --------          -------           -------
Net income (loss)                                 14%               10%              14%              (42)%
                                            ========          ========          =======           =======

Comparison of The Three and Six Months Ended October 31, 1997 and 1996

         Revenue. Total revenue in the three-month period ended October 31, 1997 increased 88% to $6.3 million from $3.3 million in the comparable period of the preceding fiscal year. Total revenue in the six-month period ended October 31, 1997 increased 105% to $11.6 million from $5.7 million in the comparable period of the preceding fiscal year. The increase is primarily due to increases in license revenue. License revenue during the three-month period ended October 31, 1997 increased 72% to $4.9 million from $2.9 million during the comparable period in the prior fiscal year. License revenue during the six-month period ended October 31, 1997 increased 85% to $8.9 million from $4.8 million during the comparable period in the prior fiscal year. The growth of license revenue is attributable to the continued increase in sales of existing Ansoft products as well as sales of the expanded suite of products offered by Ansoft as a result of the acquisitions. The increase in service and other revenue is attributable to an increase in revenue recognized under research and development cost sharing agreements as well as the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements.

         International revenue accounted for 44% and 40% of the Company's total product revenue in the three-month period ended October 31, 1997 and 1996, respectively. International revenue accounted for 48% and 39% of the Company's total product revenue in the six-month period ended October 31, 1997 and 1996, respectively.

         The Company entered into a distribution arrangement with HP under which HP formerly distributed the Company's HFSS product on an exclusive basis (the "HP Agreement"). The HP Agreement has since expired, although HP retains the right to distribute HFSS 4.0 through January 1998. The Company currently sells the latest version of its HFSS product, Ansoft HFSS 5.0, through its own sales force and other distributors. Revenue from the HP Agreement accounted for 6% and 11% of total revenue in the three-month period ended October 31, 1997 and 1996, respectively. Revenue from the HP Agreement accounted for 6% and 13% of total revenue in the six-month period ended October 31, 1997 and 1996, respectively. The Company expects that HP will account for a decreasing percentage of its total revenues over the next three months. Management believes that the expiration of the HP Agreement will not have a material adverse effect on the consolidated financial condition or results of operations.

         Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 49% to $2.9 million in the three-month period ended October 31, 1997, as compared to $1.9 million in the same period in the previous fiscal year. Sales and marketing expenses increased by 62% to $5.4 million in the six-month period ended October 31, 1997, as compared to $3.3 million in the same period in the previous fiscal year. The increase is attributable to an increase in the Company's sales force as a result of the acquisitions as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 46% and 58% of total revenue in the three-month period ended October 31, 1997 and 1996, respectively. Sales and marketing expenses represented 47% and 59% of total revenue in the six-month period ended October 31, 1997 and 1996, respectively. The Company expects to increase sales and marketing expenditures both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

         Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses for the three-month period ended October 31, 1997 increased 149% to $1.9 million, as compared to $749,000 for the same period in the previous fiscal year. Research and development expenses for the six-month period ended October 31, 1997 increased 171% to $3.4 million, as compared to $1.2 million for the same period in the previous fiscal year. The increase is due to increased research and development personnel primarily as a result of the acquisitions. Research and development expenses represented 30% and 22% of total revenue in the three-month period ended October 31, 1997 and 1996, respectively. Research and development expenses represented 29% and 22% of total revenue in the six-month period ended October 31, 1997 and 1996, respectively. The Company anticipates that research and development expenses will increase in absolute dollars in future periods.

         General and administrative expenses. General and administrative expenses for the three-month period ended October 31, 1997 increased 68% to $597,000, as compared to $355,000 for the same period in the previous fiscal year. General and administrative expenses for the six-month period ended October 31, 1997 increased 64% to $1.1 million, as compared to $649,000 for the same period in the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 9% and 11% of total revenue in the three-month period ended October 31, 1997 and 1996, respectively. General and administrative expenses represented 9% and 12% of total revenue in the six-month period ended October 31, 1997 and 1996, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

         Amortization expense. Amortization expense for the three-month period ended October 31, 1997 increased to $376,000, as compared to $136,000 for the same period in the previous fiscal year. Amortization expense for the six-month period ended October 31, 1997 increased to $690,000, as compared to $136,000 for the same period in the previous fiscal year. The increase is due to the amortization of the additional intangible assets acquired during fiscal 1997 and fiscal 1998.

         Acquired in process research and development expenses. On July 24, 1996, the Company acquired the EBU for $5.6 million in cash. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The allocation of the cost of the acquisition resulted in an in process research and development charge of $3.1 million based on the future expected cash flows of certain acquired in process research and development that had not reached technological feasibility.

         Interest (net). Interest income for the three-month period ended October 31, 1997 decreased to $143,000, compared to $212,000 for the same period in the previous fiscal year. Interest income for the six-month period ended October 31, 1997 decreased to $300,000, compared to $432,000 for the same period in the previous fiscal year. Interest income decreased due to the use of cash in partial payment for the fiscal 1997 and fiscal 1998 acquisitions.

Interest expense for the three-month period ended October 31, 1997 was $47,000, compared to $54,000 for the same period in the previous fiscal year. Interest expense for the six-month period ended October 31, 1997 increased to $113,000, compared to $54,000 for the same period in the previous fiscal year. Interest expense increased due to increased borrowing by the Company.

         Income taxes. In the three and six-month period ended October 31, 1997, the Company recorded a net income tax benefit of $220,000 and $390,000, respectively, resulting from the partial recognition of previously unrecognized deferred tax assets in accordance with the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes." The Company's net deferred tax asset of $1.5 million as of October 31, 1997, consists primarily of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2012.


Liquidity and Capital Resources

         As of October 31, 1997, the Company had $1.0 million in cash and cash equivalents. Net cash used in operating activities was $99,000 and $20,000 in the first six months ended October 31, 1997 and 1996, respectively.

         Net cash used in (provided by) investing activities was $3.0 million and $(14.5) million in the six months ended October 31, 1997 and 1996, respectively. During the six months ended October 31, 1997, the Company (purchased) sold marketable securities of $4.3 million and $(8.6) million, respectively. The Company used $660,000 (net of cash acquired) in the acquisition of Boulder in the first six months of fiscal 1998 and $5.6 million in the EBU acquisition in the first six months of fiscal 1997.

         Capital expenditures, consisting primarily of purchases of computer equipment, were $676,000 and $340,000 in the six months ended October 31, 1997 and 1996, respectively. The Company expects that purchases of computer equipment will increase as the Company's employee base grows.

         Net cash provided by financing activities includes proceeds from the issuance of Common Stock and stockholders advances totaling $119,000 and $41,000 in the six months ended October 31, 1997 and 1996, respectively. During the six months ended October 31, 1997, the Company repaid $2.3 million on its line of credit with a financial institution. During the six months ended October 31, 1996, the Company borrowed $4.2 million on its secured line of credit which was used primarily as part of the cash payment for the acquisitions.

         As of October 31, 1997, the Company had working capital of $3.1 million. The Company also has available an unused portion of a secured line of credit with a financial institution at an interest rate varying from a minimum of 2% below the Broker Call Rate to a maximum equaling the Broker Call Rate. The line of credit is collateralized by marketable securities owned by the Company. As of October 31, 1997, $1.9 million was outstanding under the line of credit with approximately $30,000 available for borrowing on this line of credit. The total funds that may be available for borrowing may vary as the market value of the underlying securities varies.

         On November 13, 1997 the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission relating to a proposed public offering of 3,500,000 shares of Common Stock, plus an additional 525,000 shares of Common Stock to be sold by the Company if the underwriters fully exercise their over-allotment option. Of the total, 950,000 shares will be offered by selling stockholders. Net proceeds will be used for general working capital purposes including repayment of indebtedness. The securities to be sold by the Company represent new financing. As of the date hereof, the offering has not yet commenced.

                           PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of shareholders was held on August 9, 1997 at which the actions below were taken:

1. The shareholders elected the following five directors to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

                                    Shares in        Shares
     Name                             Favor          Against
     ----                           ---------        -------
     Zoltan J. Cendes, Ph.D.        8,289,082        32,700
     Nicholas Csendes               8,289,082        32,700
     Thomas A.N. Miller             8,289,082        32,700
     Ulrich L. Rohde, Ph.D.         8,287,082        34,700
     John N. Whelihan               8,289,082        32,700
     Jacob K. White, Ph.D.          8,287,082        34,700


2. Shareholders approved an amendment to the Company's certificate of incorporation to increase authorized common stock from 10,000,000 shares to 25,000,000 shares as follows: 7,980,392 shares were voted in favor, 202,650 shares were voted in opposition, and 2,050 votes abstained.

3. The appointment of KPMG Peat Marwick, LLP as the Company's independent auditors for the fiscal year ending April 30, 1998 was ratified as follows: 8,309,032 shares were voted in favor, 5,300 shares were voted in opposition, and 7,450 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed below and are incorporated herein by reference:

     Exhibit No.

         11.1     Statement regarding computation of per share earnings.
         27.1     Financial Data Schedule.


(b) No reports on Form 8-K during the period from July 31, 1997 to October 31, 1997.

SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  December 12, 1997

                                    ANSOFT CORPORATION

                                    By: /s/ Nicholas Csendes
                                       ----------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer


                                    By: /s/ Anthony L. Ryan
                                       ----------------------------------
                                    Anthony L. Ryan
                                    Chief Financial Officer