Form 10-Q
period 1998-01-31
ANSOFT CORP
filed 1998-03-09
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
         For The Quarterly Period Ended January 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of the registrant's Common Stock outstanding as of the close of business on March 2, 1998 was 11,200,969.

                               ANSOFT CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                           Page
Part I   FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets - January 31, 1998
             and April 30, 1997                                              1
           Consolidated Statements of Operations - Three and nine months
             ended January 31, 1998 and 1997                                 2
           Consolidated Statements of Cash Flows - Three and nine months
             ended January 31, 1998 and 1997                                 3
           Notes to the Consolidated Financial Statements                    4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             6

Part II    OTHER INFORMATION

Item 5.    Other Information                                                 10
Item 6.    Exhibits and Reports on Form 8-K                                  10

Signatures                                                                   11

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               ANSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                   January 31,        April 30,
                                                                                      1998              1997
                                                                                   -----------        ---------
Assets
Current assets:
   Cash and cash equivalents                                                          $    805         $    312
   Accounts receivable                                                                   6,229            4,129
   Marketable securities                                                                    --               55
   Deferred income taxes                                                                 1,070              320
   Prepaid expenses and other assets                                                       414              282
                                                                                      --------         --------
Total current assets                                                                     8,518            5,098

Plant and equipment                                                                      2,717            1,995
Marketable securities                                                                    2,102            7,095
Other asset                                                                                454                3
Deferred taxes - non current                                                               737              800
Intangible asset                                                                         7,782            6,960
                                                                                      --------         --------
Total assets                                                                          $ 22,310         $ 21,951
                                                                                      ========         ========


Liabilities and Stockholders' Equity
Current liabilities:
   Line of Credit                                                                     $  1,337         $  4,208
   Accounts payable                                                                        339              149
   Accrued expenses                                                                        273            1,017
   Accrued wages                                                                           210              500
   Deferred revenue                                                                      1,455            1,160
                                                                                      --------         --------
Total current liabilities                                                                3,614            7,034
Other liabilities                                                                          186               --
                                                                                      --------         --------
Total liabilities                                                                        3,800            7,034
Stockholders' equity:
   Preferred stock, par value $.01 per share;
     1,000 shares authorized, no shares outstanding                                         --               --
   Common stock, par value $.01 per share;
     25,000 authorized shares; issued and
     outstanding 9,205 and 8,989
     shares, respectively                                                                   92               90
   Additional paid-in capital                                                           25,023           24,310
   Net unrecognized gain (loss) on
      marketable securities                                                                112              (44)
   Accumulated deficit                                                                  (6,717)          (9,439)
                                                                                      --------         --------
Total stockholders' equity                                                              18,510           14,917
                                                                                      --------         --------
Total liabilities and stockholders' equity                                            $ 22,310         $ 21,951
                                                                                      ========         ========


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)




                                                                 Three months ended January 31,      Nine months ended January 31,
                                                                     1998              1997              1998            1997
                                                                   ---------        ----------         -------         -------
Revenues:
   License                                                         $ 5,005            $3,010            $13,912       $  7,821
   Service and other                                                 1,840               565              4,552          1,406
                                                                   -------            ------            -------       --------
Total revenue                                                        6,845             3,575             18,464          9,227

Costs and expenses:
   Sales and marketing                                               3,145             1,977              8,565          5,325
   Research and development                                          1,976               720              5,350          1,967
   General and administrative                                          600               442              1,667          1,091
   Amortization                                                        395               136              1,085            272
   Acquired in process research
     and development                                                    --                --                 --          3,054
                                                                   -------            ------            -------       --------
Total costs and expenses                                             6,116             3,275             16,667         11,709
                                                                   -------            ------            -------       --------
Income (loss) from
   operations                                                          729               300              1,797         (2,482)
Other income, net                                                      108               167                295            545
                                                                   -------            ------            -------       --------
Income (loss) before income
   taxes                                                               837               467              2,092         (1,937)
Income taxes                                                           240                --                630             --
                                                                   -------            ------            -------       --------
Net income (loss)                                                  $ 1,077            $  467            $ 2,722       $ (1,937)
                                                                   =======            ======            =======       ========
Net income (loss) per share
   Basic earnings (loss) per share                                 $  0.12            $ 0.06            $  0.30       $  (0.25)
                                                                   =======            ======            =======       ========
   Diluted earnings (loss) per share                               $  0.11            $ 0.06            $  0.27       $  (0.25)
                                                                   =======            ======            =======       ========
Shares used in basic
   earnings (loss) per share                                         9,205             7,689              9,108          7,658
                                                                   =======            ======            =======       ========
Shares used in diluted
   earnings (loss) per share                                        10,187             8,184              9,949          7,864
                                                                   =======            ======            =======       ========



See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                 Nine months ended January 31,
                                                                    1998              1997
                                                                    ----              ----
Cash flows from operating activities:
Net income (loss)                                                 $ 2,722          $ (1,937)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation                                                     450               208
     Amortization                                                   1,085               292
     Acquired in process research and development                      --             3,054
     Deferred taxes                                                  (687)               --
Changes in assets and liabilities:
   Accounts receivable                                             (2,100)           (1,124)
   Prepaid expenses and other assets                                 (132)              (62)
   Other long-term assets                                            (451)               10
   Accounts payable                                                   190               (99)
   Accrued wages and expenses                                      (1,192)             (190)
   Deferred revenue                                                   295                90
                                                                  -------          --------
Net cash provided by operating activities                             180               242
                                                                  -------          --------

Cash flows from investing activities:
Purchases of plant and equipment                                     (955)             (481)
Investment in acquired businesses                                  (1,037)           (5,600)
Sales (purchase) of marketable securities                           5,204           (10,463)
                                                                  -------          --------
Net cash provided by (used in) investing activities                 3,212           (16,544)
                                                                  -------          --------

Cash flows from financing activities:
Proceeds from line of credit, net                                  (2,871)            6,023
Proceeds from the issuance of common stock, net                       (28)              135
                                                                  -------          --------
Net cash provided by (used in) financing activities                (2,899)            6,158
                                                                  -------          --------
Net increase (decrease) in cash and
   cash equivalents                                                   493           (10,144)
Cash and cash equivalents at beginning of period                      312            10,728
                                                                  -------          --------
Cash and cash equivalents at end of period                        $   805          $    584
                                                                  =======          ========
Supplemental disclosures of cash flow information:
Cash paid for interest                                            $   146          $    131
                                                                  =======          ========
Cash paid for income taxes                                        $    69          $     36
                                                                  =======          ========





See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

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

(2) Borrowings

         The Company has available a secured line of credit from a domestic financial institution at an interest rate varying from a minimum of 2% below the Broker's Call Rate to a maximum equaling the Broker's Call Rate. The line of credit is secured by the marketable securities held with the institution. As of January 31, 1998, the outstanding balance was $1.3 million and the interest rate charged was 6.5%. Approximately $1.3 million of the net proceeds from the offering of Common Stock (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources") will be used to repay in full indebtedness owed to a financial institution from whom the Company borrowed funds.

(3) Net income (loss) per share

         In February 1997, SFAS No. 128 "Earnings Per Share" was issued by the Financial Accounting Standards Board. SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. SFAS 128 is effective for the Company's third quarter of fiscal 1998 and has been adopted at that time. Prior periods have been restated.

         The following is a reconciliation of the numerators and denominators of the basic and diluted computations of earnings per share (in thousands, except for per share amounts).


                                                                            Three Months Ended
                                                         ---------------------------------------------------------
                                                               January 31, 1998              January 31, 1997
                                                         ---------------------------    --------------------------
                                                         Income           Per Share     Income           Per Share
                                                         (Loss)   Shares  Amount        (Loss)  Shares   Amount
                                                         ---------------------------------------------------------
Basic earnings per share
   Income (loss) available to
   shareholders                                           $1,077    9,205   $0.12       $467    7,689    $  0.06

Effect of dilutive securities
  Stock options                                               --      982                 --      495
                                                          ------   ------               ----    -----
Diluted earnings per share
  Income (loss) available to
  shareholders                                            $1,077   10,187   $0.11       $467    8,184    $  0.06
                                                          ======   ======   =====       ====    =====    =======


                                                                             Nine Months Ended
                                                          ------------------------------------------------------------
                                                             January 31, 1998                 January 31, 1997
                                                          -------------------------      -----------------------------
                                                          Income           Per Share     Income              Per Share
                                                          (Loss)  Shares   Amount        (Loss)     Shares   Amount
                                                         -------------------------------------------------------------
Basic earnings per share
   Income (loss) available to
   shareholders                                           $2,722   9,108    $0.30        $(1,937)    7,658   $  (0.25)

Effect of dilutive securities
  Stock options                                               --     841                      --       206
                                                           -----   -----                 -------     -----

Diluted earnings per share
  Income (loss) available to
  shareholders                                            $2,722   9,949    $0.27        $(1,937)    7,864   $  (0.25)
                                                          ======   =====    =====        =======     =====   ========


         The adoption on SFAS 128 had no effect on previously reported earnings
(loss) per share amounts for the three and nine month periods ended January 31, 1997. In those periods, primary earnings (loss) per share was the same as basic earnings (loss) per share and fully diluted earnings (loss) per share was the same as diluted earnings (loss) per share.

(4) Recent Accounting Pronouncements

         SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," are effective for the fiscal year ended April 30, 1999. The Registrant does not believe these statements will have a material impact on its financial statements.

         On October 27, 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, which supersedes SOP 91-1, Software Revenue Recognition. The adoption of the provisions of SOP 97-2 is not expected to have a material effect on the Company's consolidated results of operations. The Company will adopt the provisions of SOP 97-2 effective for transactions entered into during the fiscal year ended April 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used herein, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" section included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-40189) and the Company's annual report on Form 10-K for the fiscal year ended April 30, 1997.

Overview

         Ansoft Corporation ("Ansoft" or the "Company") develops, markets and supports electronic design automation ("EDA") software based on fundamental electromagnetic principles. The Company's products are used by design engineers in a wide range of industries, including the rapidly evolving wireless communications and RF markets as well as the semiconductor, computer, automotive and consumer electronics industries. The Company's software is used in the design of high performance electrical devices and systems, such as cellular phones, communications systems, computer circuit boards and motors.

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

Results of Operations

         The following table sets forth the percentage of total revenue of each item in the Company's consolidated statements of operations:


                                             Three months ended January 31,      Nine months ended January 31,
                                                  1998            1997              1998             1997
                                                  ----            ----              ----             ----
Revenues:
   License                                         73%              84%              75%               85%
   Service and other                               27               16               25                15
                                                  ---              ---              ---              ----
Total revenue                                     100              100              100               100

Costs and expenses:
   Sales and marketing                             46               55               46                58
   Research and development                        29               21               29                21
   General and administrative                       9               12                9                12
   Amortization                                     6                4                6                 3
   In process research and development             --               --               --                33
                                                  ---              ---              ---              ----
Total costs and expenses                           89               92               90               127
                                                  ---              ---              ---              ----
Income (loss) from
   operations                                      11                8               10               (27)
Other income                                        1                5                1                 6
                                                  ---              ---              ---              ----
Income (loss) before income
   taxes                                           12               13               11               (21)
Income taxes                                        4               --                4                --
                                                  ---              ---              ---              ----
Net income (loss)                                  16%              13%              15%              (21)%
                                                  ===              ===              ===              ====



Comparison of The Three and Nine Months Ended January 31, 1998 and 1997

         Revenue. Total revenue in the three-month period ended January 31, 1998 increased 91% to $6.8 million from $3.6 million in the comparable period of the preceding fiscal year. Total revenue in the nine-month period ended January 31, 1998 increased 100% to $18.5 million from $9.2 million in the comparable period of the preceding fiscal year. The increase is primarily due to increases in license revenue. License revenue during the three-month period ended January 31, 1998 increased 66% to $5.0 million from $3.0 million during the comparable period in the prior fiscal year. License revenue during the nine-month period ended January 31, 1998 increased 78% to $13.9 million from $7.8 million during the comparable period in the prior fiscal year. The growth of license revenue is attributable to the continued increase in sales of existing Ansoft products as well as sales of the expanded suite of products offered by Ansoft as a result of the acquisitions. The increase in service and other revenue is attributable to an increase in revenue recognized under research and development cost sharing agreements as well as the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements.

         International revenue accounted for 52% and 47% of the Company's total product revenue in the three-month period ended January 31, 1998 and 1997, respectively. International revenue accounted for 50% and 42% of the Company's total product revenue in the nine-month period ended January 31, 1998 and 1997, respectively.

         The Company entered into a distribution arrangement with HP under which HP formerly distributed the Company's HFSS product on an exclusive basis (the "HP Agreement"). The HP Agreement has since expired, and HP has no right to distribute the Company's HFSS 4.0 product. The Company currently sells the latest version of its HFSS product, Ansoft HFSS 5.0, through its own sales force and other distributors. Revenue from the HP Agreement accounted for 2% and 10% of total revenue in the three-month period ended January 31, 1998 and 1997, respectively. Revenue from the HP Agreement accounted for 4% and 13% of total revenue in the nine-month period ended January 31, 1998 and 1997, respectively. Management believes that the expiration of the HP Agreement will not have a material adverse effect on the consolidated financial condition or results of operations.

         Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 59% to $3.1 million in the three-month period ended January 31, 1998, as compared to $2.0 million in the same period in the previous fiscal year. Sales and marketing expenses increased by 61% to $8.6 million in the nine-month period ended January 31, 1998, as compared to $5.3 million in the same period in the previous fiscal year. The increase is attributable to an increase in the Company's sales force as a result of the acquisitions as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 46% and 55% of total revenue in the three-month period ended January 31, 1998 and 1997, respectively. Sales and marketing expenses represented 46% and 58% of total revenue in the nine-month period ended January 31, 1998 and 1997, respectively. The Company expects to increase sales and marketing expenditures both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence.

         Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses for the three-month period ended January 31, 1998 increased 174% to $2.0 million, as compared to $720,000 for the same period in the previous fiscal year. Research and development expenses for the nine-month period ended January 31, 1998 increased 172% to $5.4 million, as compared to $2.0 million for the same period in the previous fiscal year. The increase is due to increased research and development personnel primarily as a result of the acquisitions. Research and development expenses represented 29% and 21% of total revenue in the three-month period ended January 31, 1998 and 1997, respectively. Research and development expenses represented 29% and 21% of total revenue in the nine-month period ended January 31, 1998 and 1997, respectively. The Company anticipates that research and development expenses will increase in absolute dollars in future periods.

         General and administrative expenses. General and administrative expenses for the three-month period ended January 31, 1998 increased 36% to $600,000, as compared to $442,000 for the same period in the previous fiscal year. General and administrative expenses for the nine-month period ended January 31, 1998 increased 53% to $1.7 million, as compared to $1.1 million for the same period in the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 9% and 12% of total revenue in the three-month period ended January 31, 1998 and 1997, respectively. General and administrative expenses represented 9% and 12% of total revenue in the nine-month period ended January 31, 1998 and 1997, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

         Amortization expense. Amortization expense for the three-month period ended January 31, 1998 increased to $395,000, as compared to $136,000 for the same period in the previous fiscal year. Amortization expense for the nine-month period ended January 31, 1998 increased to $1.1 million, as compared to $272,000 for the same period in the previous fiscal year. The increase is due to the amortization of the additional intangible assets acquired during fiscal 1997 and fiscal 1998.

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

         Other income. Other income for the three-month period ended January 31, 1998 decreased to $108,000, compared to $167,000 for the same period in the previous fiscal year. Other income for the nine-month period ended January 31, 1998 decreased to $295,000, compared to $545,000 for the same period in the previous fiscal year. Other income decreased due to the lower net investment balance due to the use of cash in partial payment for the fiscal 1997 and fiscal 1998 acquisitions.

         Income taxes. In the three and nine-month period ended January 31, 1998, the Company recorded a net income tax benefit of $240,000 and $630,000, respectively, resulting from the partial recognition of previously unrecognized deferred tax assets in accordance with the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes." The Company's net deferred tax asset of $1.8 million as of January 31, 1998, consists primarily of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2012.

Liquidity and Capital Resources

         As of January 31, 1998, the Company had $805,000 in cash and cash equivalents. Net cash provided by operating activities was $180,000 and $242,000 in the nine months ended January 31, 1998 and 1997, respectively.

         Net cash provided by (used in) investing activities was $3.2 million and $(16.5) million in the nine months ended January 31, 1998 and 1997, respectively. During the nine months ended January 31, 1998, the Company sold (purchased) marketable securities of $5.2 million and $(10.5) million, respectively. The Company used $1.0 million in investment in acquired businesses in the first nine months of fiscal 1998 and $5.6 million in the EBU acquisition in the first nine months of fiscal 1997.

         Capital expenditures, consisting primarily of purchases of computer equipment, were $955,000 and $481,000 in the nine months ended January 31, 1998 and 1997, respectively. The Company expects that purchases of computer equipment will increase as the Company's employee base grows.

         Net cash provided by financing activities includes cash proceeds from the issuance of Common Stock and stockholders advances totaling $(28,000) and $135,000 in the nine months ended January 31, 1998 and 1997, respectively. During the nine months ended January 31, 1998, the Company repaid $2.9 million on its line of credit with a financial institution. During the nine months ended January 31, 1997, the Company borrowed $6.0 million on its secured line of credit which was used primarily as part of the cash payment for the acquisitions.

        As of January 31, 1998, the Company had working capital of $4.9 million. The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission pursuant to which the Company registered 2,300,000 shares of Common Stock (including 300,000 shares subject to the underwriters' over-allotment option). The registration statement was declared effective by the Securities and Exchange Commission on February 24, 1998 at 4:30 p.m. EST. The selling price for the Company's Common Stock was $12.00 per share. The net proceeds to the Company (after deducting underwriting discounts and commissions and estimated offering expenses) will be approximately $22.2 million. Approximately $1.3 million of the net proceeds from this offering will be used to repay in full indebtedness owed to a financial institution from whom the Company borrowed funds. The Company intends to use the remainder of the net proceeds from this offering for working capital and other general corporate purposes. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of complementary businesses, products or technologies, for which a portion of the net proceeds may also be used. However, the Company currently has no understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies. Pending such uses, the net proceeds of the offering may be invested in investment-grade, interest-bearing securities.

                            PART II OTHER INFORMATION


ITEM 5. OTHER INFORMATION

        The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission pursuant to which the Company registered 2,300,000 shares of Common Stock (including 300,000 shares subject to the underwriters' over-allotment option). The registration statement was declared effective by the Securities and Exchange Commission on February 24, 1998 at 4:30 p.m. EST. The selling price for the Company's Common Stock was $12.00 per share.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed below and are incorporated herein by reference:

     Exhibit No.

         10.1 Underwriting Agreement by and between Ansoft Corporation and Hambrecht & Quist LLC and Wessels, Arnold & Henderson, L.L.C., as representatives of the underwriters identified on Schedule. I there, dated February 25, 1998.

         27.1     Financial Data Schedule.


(b) No reports on Form 8-K during the period from October 31, 1997 to January 31, 1998.

SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  March 9, 1998

                                    ANSOFT CORPORATION

                                    By:  /s/ NICHOLAS CSENDES
                                    ------------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer


                                    By:  /s/ ANTHONY L. RYAN
                                    ------------------------------------
                                    Anthony L. Ryan
                                    Chief Financial Officer