Form 10-K
period 1998-04-30
ANSOFT CORP
filed 1998-07-17
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
ANNUAL REPORT
(Mark one)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______

                        Commission file number 000-27874

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of July 14, 1998, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $47,251,460.

The number of shares of the registrant's Common Stock outstanding as of the close of business on July 16, 1998 was 11,522,569.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of Ansoft Corporation (the "Company") to be furnished in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                TABLE OF CONTENTS


Item of Form 10-K                                                                     Page
-----------------                                                                     ----

Part I
    Item 1.       Business                                                              2
    Item 2.       Properties                                                           11
    Item 3.       Legal Proceedings                                                    11
    Item 4.       Submission of Matters to a Vote of Security Holders                  11

Part II
    Item 5.       Market for Registrant's Common Stock, Preferred Stock and
                  Warrants, and Related Stockholders Matters                           12
    Item 6.       Selected Consolidated Financial Data                                 12
    Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            14
    Item 8.       Financial Statements and Supplementary Data                          21
    Item 9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures                                 36

Part III
    Item 10.      Directors and Executive Officers of the Registrant                   36
    Item 11.      Executive Compensation                                               36
    Item 12.      Security Ownership of Certain Beneficial Owners and Management       36
    Item 13.      Certain Relationships and Related Transactions                       36

Part IV
         14.      Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                                  37
Signatures                                                                             37

                                     PART I

ITEM 1.  BUSINESS

    Ansoft Corporation ("Ansoft" or the "Company") develops, markets and supports electronic design automation ("EDA") software based on fundamental electromagnetic principles. The Company's software is used by engineers in the design of high performance electronic devices and systems, such as cellular phones, communications systems, computer circuit boards and motors. As the marketplace demands higher levels of system performance and miniaturization, the need to model accurately the electromagnetic interaction in communications, computer devices and electromechanical components and systems is becoming increasingly important, yet traditional EDA tools do not provide accurate modeling of electromagnetic interaction. By using the Company's software, companies can more easily predict electromagnetic interaction in such systems and components, thus reducing time-to-market and simultaneously lowering design and manufacturing costs. The Company's products are used by design engineers in a wide range of industries, particularly the rapidly evolving wireless communications and RF (radio frequency) markets as well as the semiconductor, computer, automotive and consumer electronics industries.

INDUSTRY BACKGROUND

    In recent years, engineers have used EDA software to automate the previously manual, time-consuming and error-prone design process, resulting in dramatic increases in productivity and efficiency. EDA software can be used in each of the three phases of the electronic design process: Logic Design and Synthesis, which provides an outline of the system's overall architecture; Functional Design and Analysis, which encompasses the specification of desired functionality, functional design, simulation and analysis; and Physical Design and Verification, which involves the creation of physical layout (i.e., placement and routing) and verification that the design meets required specifications.

    As the marketplace demands higher levels of system performance and miniaturization, the need to model accurately the electromagnetic interaction in communication and computing devices and electromechanical components is becoming increasingly important. The design requirement to fit more devices and interconnections into smaller spaces results in increased electromagnetic interaction. Moreover, high performance systems, with frequencies of approximately 500 MHz and beyond, exhibit a high level of electromagnetic interaction causing the degradation of the quality of electrical signals. In addition, the electromagnetic radiation emitted by electronic products is regulated by the Federal Communications Commission ("FCC") and equivalent regulatory bodies in Europe and Japan, and commercialization of these products is contingent upon meeting government-specified electromagnetic compatibility requirements. These problems are exacerbated by time-to-market pressures and the need to reduce design and development costs.

    While traditional EDA tools have become more sophisticated, they lack the requisite degree of precision in modeling electromagnetic interactions in components and systems. As a result, the current process for designing and manufacturing wireless and electronic components and systems is often iterative, time-consuming and inaccurate. Designs are generated, devices and systems are developed, prototypes are manufactured, performance is measured and assessed and designs are then refined to meet the original performance specifications. This entire process is typically repeated a number of times, lengthening the design process, increasing costs and resulting in lost market opportunities.

THE ANSOFT SOLUTION

    The Company's software products allow design engineers to model component level and system level electromagnetic interaction which the Company believes is crucial to the effective design of electronic systems and components. The Company's products apply electromagnetic principles, derived from Maxwell's Equations, to more accurately model electromagnetic interaction. By using Ansoft software products to analyze electromagnetic interaction, the Company believes that end users of its products are able to reduce the time-to-market for their products, lower the risks of design failure and eliminate costly and time-consuming product redesign. Ansoft's software products may be used as an independent design platform or integrated with complementary EDA tools within a customer's existing design environment. The Company's research and development team has broad expertise in electromagnetic simulation, electrical engineering, applied mathematics and software development, enabling Ansoft to continue to advance its electromagnetics-based EDA software.

ANSOFT STRATEGY

    Ansoft's objective is to become a leading worldwide supplier of EDA software. Using its proprietary electromagnetic technology as a primary competitive advantage, the Company pursues its objectives through the following strategies: leveraging its technology leadership to solve emerging electromagnetic design issues in high performance electrical devices and systems; capitalizing on the growing need for electromagnetic analysis in increasingly compact and complex electronic and electromechanical components and systems operating at higher speeds; and expanding its broad range of product applications to address emerging customer design requirements.

PRODUCTS

    The Company's high-frequency ("HF") software enables users to design RF ICs, antenna and radar systems and microwave components. The Company's signal integrity ("SI") software enables users to design computer interconnects, IC Packaging structures and electronic systems by accurately capturing the degradation in signal quality due to higher clock speeds and smaller physical dimensions. The Company's Maxwell Eminence software combines both HF and SI functionality. The Company's electromechanical ("EM") software products enable designers of electromechanical components and systems to optimize the electrical performance of their designs while increasing manufacturing yields. Ansoft products are available for Unix-based workstations and personal computers running Microsoft Windows 95 and Windows NT.

Ansoft HF Software

    Maxwell Strata. This product enables the design of RF ICs, MMICs (Monolithic Microwave Integrated Circuits), and planar antennas for customers in the communications markets. The product is priced at $29,900 stand-alone and $19,900 if priced with another Ansoft product.

    Ansoft HFSS (High-Frequency Structure Simulator). Ansoft HFSS enables engineers to compute functional models and expected characteristics for passive devices, particularly RF and wireless components such as couplers, high-frequency filters and antennas. The Company sells the latest version of this product, Ansoft HFSS 6.0, worldwide through its direct sales force and its distributors. In 1989, the Company entered into a distribution agreement with Hewlett-Packard Corporation ("HP") under which HP formerly distributed the Company's HFSS product on an exclusive basis (the "HP Agreement"). The HP Agreement has expired, and HP has no right to distribute the Company's HFSS product. The U.S. list price of Ansoft HFSS 6.0 is $41,900.

    Serenade. This software suite provides integrated design support for microwave, RF and lightwave circuit designs. The software supports schematic, circuit analysis and layout capabilities concurrently. The Serenade suite complements Ansoft HFSS and Strata, allowing users to include rigorous analysis of electromagnetic coupling effects within their circuit analysis. The U.S. list price of this product suite ranges from $9,900 to $33,900.

    Ensemble. This product offers similar but reduced levels of functionality as Maxwell Strata and is focused on the needs of designers of printed circuit antennas. The U.S. list price of this product is $16,500.

Maxwell Eminence

    This product combines the functionality of the Company's HF and SI products to enable designers of wireless communication systems to design RF components and sub-systems and to evaluate the interaction between the digital and RF portions of communications systems. This product allows system designers to model critical path PCB emissions, evaluate component level electromagnetic interference and to study shielding effectiveness enabling them to design for FCC and other regulatory guidelines proactively. The U.S. list price of this product is $64,900.

Ansoft SI Software

    Maxwell SI 2D and Maxwell SI 3D. These products import interconnect geometry from design databases and create device models in HSPICE (Meta Software), PSpice (MicroSim), or DF/SigNoise (Cadence) formats. These models accurately capture the degradation in signal quality due to higher clock speeds and smaller physical dimensions. The U.S. list price of each of these products is $19,900.

    Maxwell Spicelink. This product creates physical models of IC Packaging structures in industry standard JEDEC (Joint Electronic Device Engineering Committee) format and creates SPICE models for these devices. The package, which includes a schematic capture tool and circuit simulation tool, allows system designers to study the effect of connectors, packages and cables on system performance. The U.S. list price of this product is $34,900.

Ansoft EM Software

    Maxwell 2D Field Simulator. This product performs electromagnetic field simulation at the design stage based on the geometry and material properties of the component. Electromagnetic field simulation provides designers with critical device parameters such as forces, torques, saturation effects, inductance, capacitance and power losses. The parametrics capability of the two-dimensional field simulator allows the user to easily perform "what-if" analysis by automatically varying physical dimensions, material properties and excitation levels. By evaluating field solutions and device characteristics, the designer is able to determine where material substitutions and geometry changes can be made to reduce production costs while increasing device performance. The U.S. list price of this product ranges from $2,900 to $13,900.

    Maxwell 3D Field Simulator. This product provides similar electromagnetic field simulation of devices as the Maxwell 2D Field Simulator for applications that require three dimensional analysis. The U.S. list price for this product ranges from $14,900 to $34,900 and includes Maxwell 2D Field Simulator.

    EMSS. This product allows devices designed at the component level in Maxwell 2D and 3D Field Simulators to be simulated on a larger system level by coupling the electromagnetic behavior of a device with electrical and mechanical drive and load components, and permits the critical evaluation of both transient and steady state system level behavior. The integrated solution is used to study issues such as the effects of non-linear magnetic components on system level behavior, source and load transients, induced voltages and currents, as well as position and velocity of moving parts. The U.S. list price of this product ranges from $19,900 to $24,900.

    EMAS. This product is a two- and three-dimensional field simulation tool for engineers requiring comprehensive analysis capability. EMAS complements EMSS and the Maxwell Field Simulators by bridging the gap between electromagnetic, structural, and thermal analysis and by permitting customers to analyze structural and thermal characteristics concurrently in order to avoid unacceptable levels of heat generation. The U.S. list price of this product ranges from $37,000 to $65,000.

ANSOFT TECHNOLOGY

    Electrical components and systems exhibit behavior determined by fundamental electromagnetic forces. Electromagnetic fields can be analyzed by using a set of equations known as Maxwell's Equations, derived by the physicist James Clerk Maxwell in 1869. While Maxwell's Equations describe electromagnetic phenomena completely, they are difficult to apply to complex, real-life problems. Traditional EDA tools rely on circuit theory to approximate electromagnetic behavior by reducing designs to simple systems of large isolated components where electrical signs vary, or "switch," relatively slowly. However, as frequencies and structural complexities increase, the amount of electromagnetic interaction in a system rises dramatically. The Company believes that software based on circuit theory cannot model such systems with the requisite degree of accuracy.

    Ansoft has a team of research engineers focused on the mathematical and physical underpinnings of the Company's simulation algorithms. Dr. Zoltan Cendes, a founder of the Company, serves as the technical leader of the group. By virtue of over 15 years of research and development by Dr. Cendes prior to the Company's inception in 1984, and by its internal research and development staff thereafter, Ansoft has pioneered the following technologies: automatic and adaptive convergence to solutions, asymptotic waveform evaluation for spectral domain solutions, transfinite elements, basis evaluation state-space techniques and fast multipole acceleration algorithms. As a result of the work of Dr. Cendes and the Ansoft research and development team, the Company's technology applies Maxwell's Equations to complex, real-life problems in the following three stages:

    Preprocessing. The first stage is preprocessing and consists of building a computer model of the device to be simulated. This is accomplished by creating a model of the device geometry, using either Ansoft's solid modeling system or other mechanical CAD systems, and then defining the physical properties (such as material, voltage, current and charge) of the device components.

    Solution. The second stage is the solution process, which involves calculating electromagnetic fields for the devices generated during the preprocessing stage. These procedures provide accurate and stable solutions for field problems, inductance and capacitance calculations used in signal integrity simulation of digital components and wide-band frequency response of high-frequency devices. Since Ansoft's solution procedure is fully automatic and essentially invisible to the user, analysis involving this high level of sophistication can be used by designers with varying levels of experience.

    Post-processing. The third stage is post-processing, which consists of applying additional proprietary procedures to analyze the results from the second stage in light of the specific design environment. Examples of these procedures are the "transfinite element method," which provides accurate s-parameters for high-frequency engineers, and the basis evaluation state-space technique, which is used to couple the electromagnetic devices with electronic circuits and mechanical loads.

PRODUCT DEVELOPMENT

    The Company continually seeks to design and develop new technologies, products and interfaces based on its core electromagnetic expertise. This effort includes releasing improved versions of its products on a regular basis as well as developing new products. The Company assigns an interdisciplinary team of personnel from research and development, software development, documentation, quality assurance, customer support and marketing to each product development project. Ansoft develops cooperative relationships with major customers with respect to beta-testing its new products or enhancements and implementing suggestions for new product features. The Company also maintains cooperative relationships with the major hardware vendors on which the Company's products operate. The Company believes that its team approach and cooperative relationships allow it to design products that respond on a timely basis to emerging trends in computing, graphics and networking technologies.

    As of April 30, 1998, the Company's product development group consisted of 85 employees. The Company seeks to hire experts in the fields of electromagnetic engineering, high speed circuit simulation, applied mathematics and software development.

    During fiscal 1998, 1997 and 1996, research and development expenses were $7.3 million, $3.0 million and $1.8 million, respectively.

SALES AND MARKETING

    Ansoft markets and sells its products worldwide through its direct sales force and distributors. The Company hires application engineers with significant industry experience who can analyze the needs of its customers and gain technical insight into the development of future products and enhancements to existing products. The Company's application engineers work with the direct sales force to provide on-site support during critical stages of the user's benchmark, evaluation and implementation processes. The Company generates sales leads through customer referrals, advertising in trade publications and on the World Wide Web. In addition, the Company participates in industry trade shows and organizes seminars to promote and expand the adoption of its products.

    Direct. In North America, the Company maintains sales and support offices in Arizona, Northern and Southern California, Florida, Massachusetts, Michigan, New Jersey, Ohio, Pennsylvania, Texas, Wisconsin, and a telemarketing sales group operating from its Pittsburgh headquarters. In Asia, the Company maintains direct sales and support offices in Japan, China and Singapore. In Europe, the Company maintains sales and support offices in England, Germany and Italy. As of April 30, 1998, the Company had a direct sales force of 41 representatives, supported by 59 employees in application engineering, marketing and sales administration.

    Distributors and HP. In 1989, the Company entered into a distribution arrangement with Hewlett-Packard Corporation ("HP") under which HP formerly distributed the Company's HFSS product on an exclusive basis (the "HP Agreement"). The HP Agreement has since expired, and HP has no right to distribute the Company's HFSS product. The Company currently sells the latest version of its HFSS product, Ansoft HFSS 6.0, through its own sales force and other distributors. Revenue from the HP Agreement accounted for 3%, 12% and 13% of total revenue in fiscal 1998, 1997 and 1996, respectively. Management believes that the expiration of the HP Agreement will not have a material adverse effect on the consolidated financial condition or results of operations.

    The Company also has distribution agreements with various international distributors. The Company supports its distributors and their customers with technical, sales and management personnel.

CUSTOMERS

    The Company has significant breadth in its installed base with over 500 customers in the communications, semiconductor, automotive/industrial, computer, consumer electronics and defense/aerospace industries. No single customer in the Company's installed base accounted for more than 10% of total revenue within any of the past three fiscal years. The following table lists a representative sample of the Company's worldwide end-user customers by industry.

COMMUNICATIONS            SEMICONDUCTOR         AUTOMOTIVE/INDUSTRIAL
--------------            -------------         ---------------------
Andrew Corporation        Amkor Electronics     ABB
Celwave                   Anam Semiconductor    Chrysler
Ericsson                  Applied Materials     Cutler Hammer
GEC-Marconi               Conductus             Daimler Benz
Hughes                    ETRI                  Delphi Packard
Italtel S.p.A.            Harris Semiconductor  Dupont
Lucent Technologies       Intel                 Eaton
Metawave Communications   LG                    Ford Motor
Motorola                  Molex                 General Motors
Pacific Antenna           VLSI                  Honda
Communications            Teradyne              Hyundai
Qualcomm                  Texas Instruments     Nissan
Rockwell                  Triquint              Robert Bosch
                          Semiconductor
Siemens                                         Wolff Controls
StarFire Antenna
Wave Trace


COMPUTER                  CONSUMER ELECTRONICS  DEFENSE/AEROSPACE
--------                  --------------------  -----------------
Fujitsu                   Daewoo Electronics    AlliedSignal
Hitachi                   Daido Tokushukokk     Bell Helicopter
Honeywell                 General Electric      Boeing
IBM                       Matsushita            Jet Propulsion Laboratory
NEC                       Mitsubishi            Lawrence Livermore Lab.
Seagate                   Nikon                 Lockheed-Martin
Tektronix                 Phillips              Northrop Grumman
                          Sharp                 Raytheon
                          Sony                  TRW
                          Toshiba               US Naval Research
                                                Laboratory



CUSTOMER SERVICE AND SUPPORT

    Sales of the Company's software include one year of customer support services; thereafter annual one year maintenance contracts may be purchased. Customer support services include on-line and telephone support for design engineers and on-site and in-house training on all products. Customers with maintenance agreements receive all product enhancement releases without additional charge. Product upgrades that add significant new functionality are provided to customers for an additional fee.

    The Company offers a variety of training programs for customers ranging from introductory level courses to advanced training.

COMPETITION

    The EDA software industry is highly competitive and is characterized by continuing advances in products and technologies. In general, competition comes from major EDA vendors, many of which have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company. The Company competes directly with certain major EDA vendors and privately-held companies which also provide products based on electromagnetic principles derived from Maxwell's Equations. There can be no assurance that the major EDA vendors and other EDA companies will not expand and develop new products in the electromagnetics-based EDA market. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of whom design and develop customized design tools for their particular needs. In addition, the EDA industry has become increasingly concentrated in recent years as a result of acquisitions, and further concentration within the EDA industry could result in increased competition for the Company. The Company's software products currently compete with certain software offerings from Hewlett-Packard Corporation ("HP"). In 1989, the Company entered into a distribution arrangement with Hewlett-Packard Corporation ("HP") under which HP formerly distributed the Company's HFSS product on an exclusive basis (the "HP Agreement"). The HP Agreement has since expired, and HP has no right to distribute the Company's HFSS product. Ansoft currently sells the latest version of its HFSS product, Ansoft HFSS 6.0, through its own sales force and other distributors. There can be no certainty that the Company will be able to compete successfully against HP, or that any failure to compete successfully with the introduction of HP's own HFSS product will not have an adverse impact on the Company's operations and prospects. The failure of the Company to compete successfully against current and future competitors would have a material adverse effect on the Company's business, operating results and financial condition.

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

    Compact Software, Maxwell(R), Harmonica(R), Ensemble(R), ParICs(R) and Serenade(R) are registered United States trademarks of Ansoft.

EMPLOYEES

    As of April 30, 1998, the Company had a total of 198 employees, including 85 in research and development, 91 in sales, marketing, and customer support services and 12 in administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. Many of the Company's employees are highly skilled, and there is no assurance that the Company will be able to attract and retain sufficient technical personnel in the future.

ADDITIONAL RISK FACTORS

    Uncertainty of Broad Market Acceptance. Historically, substantially all of the Company's revenue has been derived from the licensing and support of its electromagnetic analysis software. To date, there has been a limited market for electromagnetic analysis software. The failure of this market to develop or the slow development of this market would have a material adverse effect on the Company's business, operating results and financial condition. The Company believes that a number of factors will be necessary for its products to achieve broad market acceptance. These factors include increased demand for performance, miniaturization and manufacturing yield in the communications, computer and electronics industries; integration of its products with existing design systems and complementary EDA software; and user familiarity with the Company's products and capabilities. A decreased demand for electromagnetic analysis software as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that markets for the Company's products will develop further or, if they do, that the Company's products will achieve broad market acceptance. See "--Products" and "--Product Development."

    History of Losses; Future Operating Results Uncertain. The Company has incurred net losses in each fiscal year since its founding with the exception of fiscal 1998 and 1996. Although the Company is experiencing revenue growth and reported net income in eleven of its last thirteen fiscal quarters, such growth and profitability should not be considered to be indicative of future revenue growth, if any, or of future operating results. There can be no assurance that the Company's revenue and net income will grow or be sustained in future periods or that the Company will remain profitable in any future period. Future operating results will depend on many factors, including the degree and the rate of growth of the markets in which the Company competes and the accompanying demand for the Company's products, the level of product and price competition, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and the ability of the Company to attract and retain key personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have varied in the past and may in the future vary significantly depending on factors such as increased competition, the timing of new product announcements and changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant license purchases, the cancellation of maintenance agreements, the mix of direct and indirect sales, future acquisitions, changes in operating expenses and changes in general economic factors. The sales cycle associated with licensing the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal acceptance reviews. Due to the foregoing factors, and particularly the variability of the size and timing of significant license purchases, quarterly revenue and operating results are difficult to forecast.

    As is common in the software industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. This pattern is likely to continue. The concentration of sales in the last month of the quarter makes the Company's quarterly financial results difficult to predict. Also, any failure of sufficient business to materialize or a disruption in the Company's production or shipping near the end of a quarter could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's business has been seasonal, with revenues in the first fiscal quarter typically lower than those in the fourth quarter of the preceding fiscal year.

    The Company's expense levels are based, in part, on its expectations as to future revenue levels. If revenue levels are below expectations, it could have a material adverse effect on the Company's business, operating results and financial condition. In particular, net income, if any, may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with revenue. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Quarterly Results of Operations."

    Limited Trading History of Common Stock; Potential Volatility of Stock Price. The Company's Common Stock first became publicly traded on April 3, 1996 after the Company's initial public offering at $8.50 per share. The market price of the Common Stock has and could continue to fluctuate substantially due to a variety of factors, including quarterly fluctuations in results of operations, adverse circumstances affecting the introduction or market acceptance of new products and services offered by the Company, announcements of new products and services by competitors, changes in the EDA environment, changes in earnings estimates by analysts, changes in accounting principles, sales of Common Stock by existing holders, loss of key personnel and other factors. The market price for the Company's Common Stock may also be affected by the Company's ability to meet securities or industry analysts' expectations, and any failure to meet such expectations, even if minor, could have a material adverse effect on the market price of the Company's Common Stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Any such litigation instituted against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition.

    Risks Associated with Acquisitions. The Company's strategy includes the acquisition of businesses, products and technologies that are complementary to those of the Company. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers. In furtherance of this strategy, in fiscal 1997 and 1998 the Company acquired three businesses, Compact Software, Inc. ("Compact"), the Electronic Business Unit (the "EBU") of MacNeal Schwendler Company ("MSC") and Boulder Microwave Technologies, Inc. ("Boulder"). There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate these and any future acquired businesses. The failure of the Company to integrate any acquired businesses could have a material adverse effect on the Company's business, operating results and financial condition. In order to finance any future acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Acquisitions."

    Risks Associated with Company Investments. The Company invested a portion of the proceeds of its initial and secondary public offerings in certain long-, medium- and short-term investment grade, interest-bearing securities, and currently holds $6.7 million (as valued on its balance sheet as of April 30, 1998) in such securities. The value of the Company's investment in such instruments is subject to the normal risks of interest-bearing investments. Over time, the level of interest rates available in the market changes. As prevailing interest rates fall, the prices of securities that trade on a yield basis tend to rise. Conversely, when prevailing interest rates rise, bond prices generally will fall. Generally, the longer the maturity of a fixed-income security, the higher its yield and the greater its price volatility. As a consequence, the value of the instruments held by the Company could fluctuate substantially over time, depending upon long-term and short-term trends and interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    Dependence on Proprietary Technology. The Company's success is heavily dependent upon its proprietary software technology. The Company does not currently have any patents and relies principally on trade secret and copyright laws and contractual protections to establish and protect its proprietary rights. However, there can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its technology. Moreover, third parties could independently develop competing technologies that are substantially equivalent to the Company's technologies. Although the Company believes that its products and proprietary rights do not infringe patents and proprietary rights of third parties, there can be no assurance that infringement claims, regardless of merit, will not be asserted against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such third parties. In addition, there can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on the Company's business, operating results and financial condition. See "--Proprietary Rights."

    Dependence on Key Personnel. The Company's future operating results depend in large part upon the continued services of its key technical and management personnel, including Dr. Zoltan J. Cendes, a founder, Chairman of the Board of Directors and Chief Technology Officer of the Company. The Company does not have employment contracts with Dr. Cendes or any other executive officer. The Company also believes that its future success will also depend in large part on its ability to continue to attract and retain highly-skilled technical, marketing and management personnel. The competition for such personnel, as well as for qualified EDA engineers, is intense. There can be no assurance that the Company will be able to continue to attract and retain the qualified technical and other personnel necessary for the development of its business. The Company maintains key-man life insurance with respect to Dr. Cendes in the amount of $5,000,000. See "--Product Development," and "--Employees" and "Management."

    Rapid Technology Change and Need for New Products. The EDA software industry is characterized by rapid and continuing advances in products and technologies. The Company's future success will depend upon its ability to enhance continually its current products, to develop and introduce new products that keep pace with technological advancements and changes in computer systems and design environments and to address the increasingly sophisticated needs of its customers. However, there can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that will adequately meet the requirements of the marketplace. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products, and products currently under development, obsolete and unmarketable. From time to time, the Company and others may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing existing Company products. See "-- Products" and "--Product Development."

    Use of Distributors and Shift in Distribution Model. A significant portion of the Company's license and service revenue results from a limited number of international distributors. During fiscal 1998, 1997 and 1996, revenue from international distributors accounted for approximately 16%, 19%, and 19%, respectively, of the Company's total revenue. In addition, pursuant to the HP Agreement, HP formerly distributed the Company's HFSS product on an exclusive basis. The HP Agreement has since expired, and HP has no right to distribute the Company's HFSS product. Ansoft currently sells the latest version of its HFSS product, Ansoft HFSS 6.0, through its own sales force and other distributors. During fiscal 1998, 1997 and 1996, revenue from the HP Agreement accounted for approximately 3%, 12%, and 13%, respectively, of the Company's total revenue.

    The Company's distributors are not obligated to purchase products from the Company and may also represent other products. There can be no assurance that the Company's current international distributors will continue to market, service and support the Company's products effectively, that they will choose to continue to license such products or that they will not devote greater resources to marketing or licensing products of other companies.

    The Company has recently shifted its distribution model to the use of direct sales personnel in Asia and other foreign markets. There can be no assurance that this transition will not result in dislocations or delays in penetration in these markets or that the recent shift will not result in start-up costs and other expenses. These expenses may be incurred before a commensurate level of revenues are generated in these markets. Failure to generate a requisite level of revenues in light of these expenses could have a material adverse effect on the Company's business, operating results and financial condition. See "--Sales and Marketing."

    Risks Associated with International Licensing. International license and service revenue accounted for 48%, 41% and 33% of total product revenue in fiscal 1998, 1997 and 1996, respectively. The Company expects that international license and service revenue will continue to account for a significant portion of its revenue. The majority of the Company's international sales are priced in foreign currencies which the Company does not hedge and as such the Company's revenues and profits from such sales are subject to fluctuation due to variable foreign currency exchange rates. International licenses involve a number of inherent risks, including fluctuations in foreign currency exchange rates, variability of foreign economic conditions, changing restrictions imposed by United States export laws, the impact of recessionary environments in economies outside the United States, generally longer receivables collection periods, unexpected changes in and compliance with regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers. The Company is uncertain whether the recent weakness experienced in the Asia-Pacific markets will continue in the foreseeable future due to the extreme currency devaluation and liquidity problems in this region. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export. See "--Sales and Marketing."

    Management of Growth. The Company's business has experienced rapid growth in recent years which has placed and could continue to place a significant strain on the Company's managerial and other resources. Revenues have grown from $3.5 million in fiscal 1993 to $26.3 million in fiscal year 1998, and the number of employees has grown from 69 in April 1996 to 198 as of April 30, 1998. The Company's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. The Company's success abroad will depend in part on its ability to manage its foreign operations. There can be no assurance that such efforts can be accomplished successfully. The failure to manage growth effectively or to generate sufficient increased revenues necessary to cover any higher costs resulting from such growth could have a material adverse effect on the Company's business, operating results and financial condition.

    Susceptibility to Changing Economic Factors. The Company is dependent upon the communications, semiconductor, automotive/industrial, computer, consumer electronics and defense/aerospace industries. Because these industries are characterized by technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressure, they have from time to time experienced sudden economic downturns. During these periods, capital spending is commonly curtailed and the number of design projects often decreases. Since the Company's sales are dependent upon capital spending trends and new design project in these industries, negative factors affecting these industries could have a material adverse effect on the Company's business, operating results and financial condition.

    Risk of Product Defects. Complex software products, such as those offered by the Company, may contain defects, undetected errors or failures when introduced or when new versions are released. There can be no assurance that, despite testing by the Company, errors will not be found in new products or versions after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company's business, operating results and financial condition.

    Concentration of Stock Ownership. The directors and executive officers of the Company and their affiliates beneficially own approximately 51% of the Company's outstanding Common Stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying, deterring or preventing a change in control of the Company.

    Effect of Certain Charter Provisions, Antitakeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock without any further vote or action by the Company's stockholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with certain corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company currently has no plans to issue shares of Preferred Stock. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

ITEM 2. PROPERTIES

    The Company occupies approximately 18,000 square feet of space at its headquarters in Pittsburgh, Pennsylvania under a lease expiring in 1999. The Company also leases sales and support offices in California, Colorado, New Jersey, Wisconsin, Europe and Asia. The Company's current aggregate annual rental expenses for these facilities is approximately $978,000. Ansoft believes that its existing facilities are adequate for its current needs and that suitable additional space will be available when needed.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any litigation and is not aware of any threatened litigation, unasserted claims or assessments that could have material adverse effect on the Company's business, consolidated operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable


EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning each of the executive officers of the Company:

              NAME               AGE                    TITLE
    -----------------------    ------     --------------------------------------
    Zoltan J. Cendes, Ph.D.      52       Chief Technology Officer
    Nicholas Csendes.......      54       President, and Chief Executive Officer
    Padmanabhan Premkumar..      34       Vice President-Marketing
    Jack Parkes............      38       Vice President-Engineering
    Anthony L. Ryan........      30       Chief Financial Officer

    Dr. Zoltan J. Cendes is a founder of Ansoft and has served as Chairman of the Board of Directors of the Company and its chief research scientist since its formation in 1984. Since 1982, Dr. Cendes has been a university professor in electrical and computer engineering at Carnegie Mellon University. Dr. Cendes has lectured throughout North America, Europe and Asia on the topic of electromagnetics and finite element analysis and has published over 100 publications on these topics. Dr. Cendes directs the research efforts of Ansoft.

    Nicholas Csendes is a founder of Ansoft and has served as President, Chief Executive Officer and Secretary since 1992 and a director since 1984. Mr. Csendes was a senior investment officer with Sun Life of Canada, a major international financial institution focusing on the sale of life insurance and retirement products ("Sun Life"), for over 15 years. Since 1985, Mr. Csendes has been involved with various public and private companies including a publicly-traded interactive software company, and has been an officer, director and a controlling stockholder of American Banner Resources, Inc. ("ABR"), a privately-held holding company with various interests in real estate and public and private securities, including a 26% beneficial ownership interest in Ansoft as of April 30, 1998.

    Padmanabhan Premkumar joined Ansoft in 1989. From 1991 to 1995, Mr. Premkumar was in charge of Ansoft's software development programs as Vice President-Development. Since 1995, Mr. Premkumar has been Vice President-Marketing, responsible for product planning, marketing and commercialization of existing software product enhancements and the commercial development of new products. Prior to joining Ansoft, Mr. Premkumar was a research associate in the Robotics Laboratory at the University of Toledo.

    Jack Parkes joined Ansoft in 1990. In May 1997, Mr. Parkes was appointed Vice President-Engineering. Mr. Parkes joined Ansoft in 1990 with over 10 years of experience in electrical engineering. Prior to joining Ansoft, Mr. Parkes was a senior design and development engineer with Loral Corporation ("Loral") and, prior to joining Loral, with Texas Instruments, Inc.

    Anthony L. Ryan joined Ansoft in 1995 as corporate controller. In May 1997, Mr. Ryan was appointed Chief Financial Officer.

From 1991 to 1995, Mr. Ryan worked as a certified public accountant with KPMG Peat Marwick LLP, an international accounting firm.

    Dr. Zoltan J. Cendes and Mr. Nicholas Csendes are brothers. There are no other family relationships between the executive officers of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    The Company's Common Stock is listed for trading on the Nasdaq Stock Market, Inc. National Market System under the symbol ANST. The following table sets forth, for the periods indicated, the range of high and low last reported sale prices for the Common Stock as reported on the Nasdaq National Market System.

                                                                 HIGH       LOW
                                                                 ----       ---
          FISCAL YEAR ENDED APRIL 30, 1997
            1st Quarter......................................  $ 8.750   $ 4.000
            2nd Quarter......................................    7.250     5.000
            3rd Quarter......................................    6.875     4.500
            4th Quarter......................................    5.875     4.625

          FISCAL YEAR ENDED APRIL 30, 1998
            1st Quarter......................................    9.000     4.875
            2nd Quarter......................................   23.250     8.375
            3rd Quarter......................................   16.688    10.000
            4th Quarter......................................  $15.375   $11.375

    The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain the earnings from operations for use in the operation of its business and does not anticipate paying cash dividends with respect to its Common Stock in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of the then current conditions, including the Company's earnings and financial condition.

    On July 16, 1998, the Company had approximately 150 shareholders of record, of which certain of the recordholders were registered clearing agencies holding common stock on behalf of participants of such clearing agencies.

    Securities issued by the Company during fiscal 1998 in reliance on exemptions from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), included: (a) 108,146 shares of the Company's Common Stock issued in reliance on the exemption set forth in Section 4(2) of the Securities Act to certain former stockholders of Boulder Microwave Technologies, Inc. in connection with the acquisition of Boulder by the Company by merger, and (b) 110,400 shares of the Company's Common Stock to certain employees of the Company to whom the Company granted stock options in reliance on the exemption set forth in Section 3(b) of the Securities Act in Rule 701 promulgated thereunder prior to the Company becoming a reporting company under the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

    The selected condensed consolidated financial data presented below for the five years ended April 30, 1998 are derived from the Company's Consolidated Financial Statements and related Notes thereto which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The operating results are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. The selected condensed consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto appearing elsewhere herein.

                                                                  FISCAL YEAR ENDED APRIL 30,
                                             ------------------------------------------------------------------
                                             1998           1997           1996           1995             1994
                                             ----           ----           ----           ----             ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
    Revenue
    License .......................        $19,974        $ 11,950         $7,995        $ 5,921         $ 4,944
    Service and other .............          6,309           2,238            700            233             177
                                           -------        --------         ------        -------         -------
         Total revenue ............         26,283          14,188          8,695          6,154           5,121
                                           -------        --------         ------        -------         -------
Costs and expenses
    Sales and marketing ...........         12,643           7,939          5,007          3,935           2,734
    Research and development ......          7,299           2,993          1,766          1,462           1,296
    General and
      administrative ..............          2,322           1,647          1,269          1,046           1,137
    Amortization ..................          1,495             407             --             --              --
    Acquired in process
      research and
      development .................             --           8,754             --             --              --
                                           -------        --------         ------        -------         -------
         Total costs and
           expenses ...............         23,759          21,740          8,042          6,443           5,167
                                           -------        --------         ------        -------         -------
Income (loss) from
  operations ......................          2,524          (7,552)           653           (289)            (46)
Interest income (expense),
  net .............................            549             682             35            (16)            (94)
                                           -------        --------         ------        -------         -------
Income (loss) before income
  taxes ...........................          3,073          (6,870)           688           (305)           (140)
Income taxes benefit ..............          1,000             420            612             --              --
                                           -------        --------         ------        -------         -------
Net income (loss) .................        $ 4,073        $ (6,450)        $1,300        $  (305)        $  (140)
                                           =======        ========         ======        =======         =======
Basic net income (loss) per share .        $  0.42        $  (0.81)        $ 0.21        $ (0.06)        $ (0.06)
                                           =======        ========         ======        =======         =======
Diluted net income (loss) per share        $  0.39        $  (0.81)        $ 0.19        $ (0.06)        $ (0.06)
                                           =======        ========         ======        =======         =======
Weighted average shares
  Outstanding - basic .............          9,681           7,955          6,235          5,528           2,394
Weighted average shares
  Outstanding - diluted ...........         10,521           7,955          6,873          5,528           2,394

                                                           APRIL 30,
                                 ---------------------------------------------------------
                                   1998         1997        1996         1995         1994
                                 --------   ----------- -----------  -----------  --------
                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET
DATA:
Cash and cash equivalents....... $ 20,677     $    312    $ 10,728      $  116      $    43
Working capital (deficit).......   27,579       (1,936)     11,931         593          259
Total assets....................   49,180       21,951      15,391       1,792        1,417
Total stockholders' equity
  (deficit).....................   45,520       14,917      14,291       1,161       (3,435)

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenue of each item in the Company's consolidated statements of operations:

                                           PERCENTAGE OF REVENUE
                                       ------------------------------

                                         FISCAL YEAR ENDED APRIL 30,
                                       ------------------------------
                                       1998         1997         1996
                                       ----         ----         ----
 Revenue
  License .......................         76%          84%          92%
  Service and other .............         24           16            8
                                         ---         ----          ---
    Total revenue ...............        100          100          100
                                         ---         ----          ---
Costs and expenses
  Sales and marketing ...........         48           56           58
  Research and development ......         28           21           20
  General and administrative ....          9           12           15
  Amortization ..................          5            3           --
  Acquired in process research
    and development .............         --           62           --
                                         ---         ----          ---
    Total costs and expenses ....         90          153           93
                                         ---         ----          ---
Income (loss) from operations ...         10          (53)           7
Interest, net ...................          2            5           --
                                         ---         ----          ---
Income (loss) before income taxes         12          (48)           7
Income taxes benefit ............          4            3            8
                                         ---         ----          ---
Net income (loss) ...............         16%         (45)%         15%
                                         ===         ====          ===

YEAR ENDED APRIL 30, 1998 COMPARED WITH YEAR ENDED APRIL 30, 1997

    Revenue. Total revenue for the year ended April 30, 1998 increased 85% to $26.3 million from $14.2 million in the previous fiscal year, primarily due to increases in license revenue. License revenue during the year ended April 30, 1998 increased 67% to $20.0 million from $12.0 million during the previous fiscal year. The growth of license revenue is attributable to the continued increase in sales of existing Ansoft products as well as sales of the expanded suite of products offered by Ansoft as a result of the acquisitions. Service and other revenue increased by 182% to $6.3 million for the year ended April 30, 1998, as compared with $2.2 million in the previous year. The increase in service and other revenue is attributable to an increase in revenue recognized under research and development cost sharing agreements as well as the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements.

    International revenue, principally from Asia, accounted for 48% and 41% of the Company's total product revenue in the year ended April 30, 1998 and 1997, respectively. The Company is uncertain whether the recent weakness experienced in the Asia-Pacific markets will continue in the foreseeable future due to the extreme currency devaluation and liquidity problems in this region. The Company's future international sales may be subject to such currency devaluation and liquidity problems, as well as to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.

    In 1989, the Company entered into a distribution arrangement with Hewlett-Packard Corporation ("HP") under which HP formerly distributed the Company's HFSS product on an exclusive basis (the "HP Agreement"). The HP Agreement has since expired, and HP has no right to distribute the Company's HFSS 4.0 product. Ansoft currently sells the latest version of its HFSS product, Ansoft HFSS 6.0, through its own sales force and other distributors. Revenue from the HP Agreement accounted for 3% and 12% of total revenue in the year ended April 30, 1998 and 1997, respectively. Management believes that the expiration of the HP Agreement will not have a material adverse effect on the consolidated financial condition or results of operations.

    Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 59% to $12.6 million in the year ended April 30, 1998, as compared to $7.9 million in the previous fiscal year. The increase is attributable to an increase in the Company's sales force as a result of the acquisitions as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 48% and 56% of total revenue in the year ended April 30, 1998 and 1997, respectively. The Company expects to increase sales and marketing expenditures both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence. The Company expects that sales and marketing expenses will increase in absolute dollars in future periods.

    Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses for the year ended April 30, 1998 increased 144% to $7.3 million, as compared to $3.0 million for the previous fiscal year. The increase is due to increased research and development personnel primarily as a result of the acquisitions. Research and development expenses represented 28% and 22% of total revenue in the year ended April 30, 1998 and 1997, respectively. The Company anticipates that research and development expenses will increase in absolute dollars in future periods.

    General and Administrative Expenses. General and administrative expenses for the year ended April 30, 1998 increased 41% to $2.3 million, as compared to $1.6 million for the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 9% and 12% of total revenue in the year ended April 30, 1998 and 1997, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

    Amortization Expense. Amortization expense for the year ended April 30, 1998 increased to $1.5 million, as compared to $407,000 for the previous fiscal year. The increase is due to recording amortization of intangible assets acquired in fiscal 1997 for a full fiscal year and to recording amortization of the additional intangible assets acquired during fiscal 1998.

    Interest (net). Interest income for the year ended April 30, 1998 decreased to $709,000, compared to $902,000 for the previous fiscal year. Interest income decreased due to the use of cash in partial payment for the fiscal 1998 and fiscal 1997 acquisitions. Interest expense for the year ended April 30, 1998 decreased to $160,000, compared to $220,000 for the previous fiscal year. Interest expense decreased due to decreased borrowing by the Company.

    Income Taxes. In the year ended April 30, 1998, the Company recorded a net income tax benefit of $1.0 million, resulting from the recognition of previously unrecognized deferred tax assets in accordance with the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes." The Company's net deferred tax asset of $1.9 million as of April 30, 1998, consists primarily of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2012.

YEAR ENDED APRIL 30, 1997 COMPARED WITH YEAR ENDED APRIL 30, 1996

    Revenue. The Company's license revenue increased by 49% to $12.0 million for the year ended April 30, 1997, as compared with $8.0 million in the previous year. The revenue growth was attributable to the continued growth of the installed base of customers licensing the Company's existing products and to the expanded suite of products offered by Ansoft as a result of the acquisition of the EBU. Service and other revenue increased by 220% to $2.2 million for the year ended April 30, 1997, as compared with $0.7 million in the previous year. The increase in service and other revenue is attributed to increased purchased annual maintenance agreements, and reflects the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements as well as an increase in revenue recognized under research and development cost sharing agreements.

    International revenue accounted for 41% and 33% of the Company's total product revenue in fiscal 1997 and 1996, respectively. Revenue from the HP Agreement accounted for 12% and 13% of total revenue in fiscal 1997 and 1996, respectively.

    Sales and Marketing Expenses. Sales and marketing expenses increased by 59% to $7.9 million in fiscal 1997, as compared to $5.0 million in fiscal 1996. The increase was attributable to increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows and the increase in sales force as a result of the 1997 acquisitions. Sales and marketing expenses represented 56% and 58% of total revenue in fiscal 1997 and fiscal 1996, respectively.

    Research and Development Expenses. Research and development expenses increased 70% to $3.0 million in fiscal 1997, as compared to $1.8 million in fiscal 1996. The increase was due to increased costs associated with continuing product development and enhancement of existing products in addition to the increased personnel as a result of the EBU acquisition. Research and development expenses represented 21% and 20% of total revenue in fiscal 1997 and 1996, respectively.

    General and Administrative Expenses. General and administrative expenses increased 30% to $1.6 million in fiscal 1997, as compared to $1.3 million in fiscal 1996. The increase was due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel, along with other general cost increases. General and administrative expenses represented 12% and 15% of total revenue in fiscal 1997 and 1996, respectively. The decrease as a percentage of revenue was due to certain of the expenses being of a fixed nature which have not increased proportionately with the increase in revenue.

    Amortization Expense. Amortization expense in fiscal 1997 of $407,000 was recognized as a result of the amortization of the intangible assets acquired during fiscal 1997.

    Acquired In Process Research and Development Expenses. On July 24, 1996, the Company acquired the EBU for $5.6 million in cash. On April 9, 1997, the Company acquired Compact for approximately $10.0 million in cash and stock. These acquisitions have been accounted for as purchases and the cost of these acquisitions has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The allocation of the EBU and Compact acquisitions resulted in charges of $3.1 million and $5.7 million, respectively, based on the future expected cash flows of certain acquired in process research and development that had not reached technological feasibility.

    Interest (net). Interest income increased to $902,000 in fiscal 1997, as compared to $41,000 in fiscal 1996. Interest income increased due to larger cash and marketable securities balances resulting primarily from the net proceeds of the Company's initial public offering which was completed in April 1996. Interest expense increased to $220,000 in fiscal 1997, as compared to $6,000 in fiscal 1996. Interest expense increased due to increased borrowing by the Company.

    Income Taxes. During fiscal 1997 the Company recorded a net income tax benefit of $420,000, resulting from the partial recognition of previously unrecognized deferred tax assets in accordance with the Financial Accounting Standards Board's SFAS No.
109, "Accounting for Income Taxes."

QUARTERLY RESULTS OF OPERATIONS

    The following table presents unaudited quarterly results in dollar amounts and as a percentage of total revenue for each quarter of fiscal 1998 and fiscal 1997. The information has been prepared on a basis consistent with the Company's annual consolidated financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for such periods. The Company's quarterly results have been in the past, and may be in the future, subject to fluctuations due to increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and the size and timing of significant licenses. The Company believes that results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. The Company's business has been seasonal, with revenues in the first fiscal quarter typically lower than the fourth quarter of the preceding fiscal year.

                                                                               QUARTER ENDED
                                            ----------------------------------------------------------------------------------------
                                                            FISCAL 1998                                  FISCAL 1997
                                            ----------------------------------------------------------------------------------------
                                              APRIL 30, JAN. 31,    OCT. 31,  JULY 31,    APRIL 30,  JAN. 31,   OCT. 31,  JULY 31,
                                                1998      1998        1997      1997        1997       1997       1996      1996
                                                ----      ----        ----      ----        ----       ----       ----      ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Revenue
          License......................     $  6,064    $ 5,005     $4,891    $ 4,016     $ 4,129    $ 3,010    $ 2,850   $  1,961
          Service and other............        1,755      1,840      1,393      1,319         832        565        484        357
                                            --------    -------     ------    -------     -------    -------    -------   --------
            Total Revenue..............        7,819      6,845      6,284      5,335       4,961      3,575      3,334      2,318
                                            --------    -------     ------    -------     -------    -------    -------   --------
        Costs and expenses
          Sales and marketing..........        4,079      3,145      2,867      2,557       2,614      1,977      1,919      1,429
          Research and development.....        1,949      1,976      1,864      1,510       1,026        720        749        498
          General and administrative...          655        600        597        470         555        442        355        294
          Amortization.................          410        395        376        314         136        136        136         --
          Acquired in process research and
            development................           --         --         --         --       5,700         --         --      3,054
                                              ------    -------     ------    -------     -------    -------    -------   --------
            Total costs and expenses...        7,093      6,116      5,704      4,851      10,031      3,275      3,159      5,275
                                            --------    -------     ------    -------     -------    -------    -------   --------
        Income (loss) from operations..          726        729        580        484      (5,070)       300        175     (2,957)
        Interest income (expense)......          254        108         96         91         137        167        158        220
        Income (loss) before taxes.....          980        837        676        575      (4,933)       467        333     (2,737)
        Income tax benefit.............          370        240        220        170         420         --         --         --
                                            --------    -------     ------    -------     -------    -------    -------   --------
          Net income (loss)............     $  1,350    $ 1,077     $  896    $   745     $(4,513)   $   467    $   333   $ (2,737)
                                            ========    =======     ======    =======     =======    =======    =======   ========
          Basic net income (loss) per
            share......................     $   0.13    $  0.12     $ 0.10    $  0.08     $ (0.54)   $  0.06    $  0.04   $  (0.35)
                                            ========    =======     ======    =======     =======    =======    =======   ========
          Diluted net income (loss) per
            share.....................      $   0.12    $  0.11     $ 0.09    $  0.08     $ (0.54)   $  0.06    $  0.04   $  (0.35)
                                            ========    =======     ======    =======     =======    =======    =======   ========
        Weighted average number of shares
          outstanding - basic .........       10,639      9,205      9,130      8,989       8,308      7,689      7,647      7,907
        Weighted average number of shares
          outstanding - diluted .......       11,589     10,187     10,121      9,621       8,308      8,184      8,170      7,907

                                                                             PERCENTAGE OF TOTAL REVENUE
                                            ----------------------------------------------------------------------------------------
        Revenue
          License......................           78%        73%        77%       75%          83%        84%        85%        85%
          Service and other............           22         27         23        25           17         16         15         15
                                               -----      -----      -----     -----       ------      -----      -----     ------
            Total Revenue..............          100        100        100       100          100        100        100        100
                                               -----      -----      -----     -----       ------      -----      -----     ------
        Costs and expenses
          Sales and marketing..........           52         46         46        48           53         55         58         62
          Research and development.....           25         29         30        28           20         21         22         21
          General and administrative...            8          9          9         9           11         12         11         13
          Amortization.................            5          6          6         6            3          4          4         --
          Acquired in process research and
            development................           --         --         --        --          115         --         --        132
                                               -----      -----      -----     -----       ------      -----      -----     ------
            Total costs and expenses...           91         89         91        91          202         92         95        228
                                               -----      -----      -----     -----       ------      -----      -----     ------
        Income (loss) from operations..            9         11          9         9         (102)         8          5       (128)
        Interest income ...............            3          1          2         2            3          5          5         10
                                               -----      -----      -----     -----       ------      -----      -----     ------
        Income (loss) before taxes.....           12         12         11        11          (99)        13         10       (118)
        Income tax benefit.............            5          4          3         3            8         --         --         --
                                               -----      -----      -----     -----       ------      -----      -----     ------
        Net income (loss)..............           17%        16%        14%       14%         (91)%       13%        10%      (118)%
                                               =====      =====      =====     =====       =======     =====      =====     ======

LIQUIDITY AND CAPITAL RESOURCES

    As of April 30, 1998, the Company had $20.7 million in cash and cash equivalents. Net cash provided by operating activities was $2.5 million, $403,000 and $716,000 in fiscal 1998, 1997, and 1996, respectively.

    Net cash used in investing activities was $2.3 million, $15.1 million, and $1.9 million in fiscal 1998, 1997, and 1996, respectively. The Company used $8.6 million in the acquisitions of the EBU and Compact in fiscal 1997 and $660,000 (net of cash acquired) in the acquisition of Boulder in fiscal 1998.

    Capital expenditures, consisting primarily of purchases of computer equipment, were $1.5 million, $811,000 and $400,000 in fiscal 1998, 1997 and 1996, respectively. The Company expects that purchases of computer equipment will increase as the Company's employee base grows.

    Net cash provided by financing activities includes proceeds from the issuance of Common Stock and was $21.5 million, $4.3 million, and $11.8 million in fiscal 1998, 1997, and 1996, respectively. In addition, during fiscal 1998 the Company repaid $4.2 million on its secured line of credit with a financial institution.

    As of April 30, 1998, the Company had working capital of $27.6 million. The Company also has available an unused portion of a secured line of credit with a financial institution at an interest rate varying from a minimum of 2% below the Broker Call Rate to a maximum equaling the Broker Call Rate. The line of credit is collateralized by marketable securities owned by the Company. As of April 30, 1998, there was no outstanding balance under the line of credit. The Company believes that the available funds and cash flows from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

    Acquisitions. On July 24, 1996, the Company acquired the EBU for $5.6 million in cash. The acquisition was accounted for as a purchase, and the financial results of the EBU have been included in the accompanying consolidated financial statements since the date of the acquisition.

    On April 9, 1997, the Company acquired all of the outstanding capital stock of Compact for $3.0 million in cash and 1,272,728 shares of the Company's Common Stock. The acquisition was accounted for as a purchase and the financial results of Compact have been included in the accompanying consolidated financial statements since the date of the acquisition.

    On August 11, 1997, the Company acquired Boulder by the merger of Boulder with and into the Company, in consideration for $743,000 in cash and 108,146 shares of the Company's Common Stock. The acquisition was accounted for as a purchase, and the financial results of Boulder have been included in the accompanying consolidated financial statements since the date of the acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, SFAS No. 128 "Earnings Per Share" was issued by the Financial Accounting Standards Board. SFAS 128 specifies modifications to the calculation of earnings per share from that previously used by the Company. Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. SFAS 128 was adopted in the Company's third quarter of fiscal 1998. Prior periods have been restated.

    In June 1997, FASB issued SFAS No. 130, "Comprehensive Income" requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in a statement of comprehensive income. SFAS 130 will be adopted in the first quarter of fiscal 1999.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The statement is effective for fiscal years beginning after December 15, 1997 and will modify the disclosure of certain segment information for the Company.

    In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition", which supersedes SOP 91-1 and is effective for transactions entered into in years beginning after December 15, 1997. Management does not expect the adoption to have a material effect on the consolidated financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company does not expect this pronouncement to impact the consolidated financial statements because the Company has not entered into derivative or hedging transactions.

YEAR 2000 ISSUES

    The Company is currently reviewing its products, internal systems and infrastructure in order to identify and modify those products and systems that are not Year 2000 compliant. The Company expects any required modification to be made on a timely basis and does not believe that the cost of any such modifications will have a material adverse effect on the Company's operating results. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, implementation of any such modifications and the Company's inability to implement such modifications could have an adverse affect on the Company's future operating results.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    The statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements including those factors identified in "Additional Risk Factors." Results actually achieved thus may differ materially from expected results included in these statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of Ansoft and related notes thereto and independent auditors' report follow.

INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................   22
Consolidated Balance Sheets as of April 30, 1998 and 1997................   23
Consolidated Statements of Operations for the years ended April 30, 1998,
   1997 and 1996.........................................................   24
Consolidated Statements of Stockholders' Equity for the years ended April
   30, 1998, 1997 and 1996...............................................   25
Consolidated Statements of Cash Flows for the years ended April 30, 1998,
   1997 and 1996.........................................................   26
Notes to Consolidated Financial Statements...............................   27

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ansoft Corporation:

    We have audited the accompanying consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 1998. Our audit also included the financial statement schedule for the year ended April 30, 1998, listed at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ansoft Corporation and subsidiaries as of April 30, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Pittsburgh, Pennsylvania
May 27, 1998

                               ANSOFT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             APRIL 30,
                                                             ---------

                                                         1998        1997
                                                         ----        ----

ASSETS
Current assets
  Cash and cash equivalents......................       $20,677     $   312
  Accounts receivable, net of allowance for
   doubtful accounts of $150 and $125,
   respectively..................................         7,465       4,129
  Marketable securities..........................            --          55
  Deferred income taxes..........................         2,145         320
  Prepaid expenses and other assets..............           536         282
                                                        -------     -------
Total current assets.............................        30,823       5,098
Plant and equipment..............................         3,097       1,995
Marketable securities............................         6,703       7,095
Other asset......................................           260           3
Deferred taxes--non current.......................            --        800
Intangible assets................................         8,297       6,960
                                                        -------     -------
Total assets.....................................       $49,180     $21,951
                                                        =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line of credit.................................       $    --     $ 4,208
  Accounts payable...............................           534         149
  Accrued expenses...............................           264       1,017
   Income taxes..................................           286          --
  Accrued wages..................................           347         500
  Deferred revenue...............................         1,813       1,160
                                                        -------     -------
Total current liabilities........................         3,244       7,034
Deferred income taxes............................           237          --
Other liabilities................................           179          --
                                                        -------     -------
Total liabilities................................         3,660       7,034
Stockholders' equity:
 Preferred stock, par value $.01 per share; 1,000
     shares authorized, no shares outstanding....            --          --
 Common stock, par value $.01 per share; 25,000
     authorized shares; issued and outstanding
     11,516 and 8,969 shares, respectively.......           115          90
 Additional paid-in capital......................        50,728      24,310
 Net unrealized gain (loss) on marketable
     securities..................................            43         (44)
  Accumulated deficit............................        (5,366)     (9,439)
                                                        -------     -------
Total stockholders' equity.......................        45,520      14,917
                                                        -------     -------
Total liabilities and stockholders' equity.......       $49,180     $21,951
                                                        =======     =======

See accompanying notes to consolidated financial statements.

                               ANSOFT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 FISCAL YEAR ENDED APRIL 30,
                                            ------------------------------------
                                              1998          1997          1996
                                              ----          ----          ----

Revenue
  License .............................     $ 19,974      $ 11,950      $ 7,995
  Service and other ...................        6,309         2,238          700
                                            --------      --------      -------
       Total revenue ..................       26,283        14,188        8,695
Cost and expenses
  Sales and marketing .................       12,643         7,939        5,007
  Research and development ............        7,299         2,993        1,766
  General and administrative ..........        2,322         1,647        1,269
  Amortization ........................        1,495           407           --
  Acquired in process research
     and development ..................           --         8,754           --
                                            --------      --------      -------
       Total costs and expenses .......       23,759        21,740        8,042
                                            --------      --------      -------
Income (loss) from operations .........        2,524        (7,552)         653
Interest income .......................          709           902           41
Interest expense ......................         (160)         (220)          (6)
                                            --------      --------      -------
Income (loss) before income taxes .....        3,073        (6,870)         688
Income tax benefit ....................        1,000           420          612
                                            --------      --------      -------
       Net income (loss) ..............     $  4,073      $ (6,450)     $ 1,300
                                            ========      ========      =======
Basic net income (loss) per share .....     $   0.42      $  (0.81)     $  0.21
                                            ========      ========      =======
Diluted net income (loss) per share ...     $   0.39      $  (0.81)     $  0.19
                                            ========      ========      =======

Weighted average shares
outstanding used in basic calculation .        9,681         7,955        6,235
                                            ========      ========      =======
Weighted average shares
outstanding used in diluted calculation       10,521         7,955        6,873
                                            ========      ========      =======

See accompanying notes to consolidated financial statements.

                               ANSOFT CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       UNREALIZED
                                        COMMON STOCK         RECEIVABLE   ADDITIONAL                 GAIN (LOSS) ON
                                    -------------------         FROM        PAID-IN     ACCUMULATED    MARKETABLE
                                    SHARES       AMOUNT     STOCKHOLDERS    CAPITAL       DEFICIT      SECURITIES     TOTAL
                                    ------       ------     ------------    -------       -------      ----------     -----
       Balance, April 30, 1995.      6,093        $ 61         $ (442)     $  5,831       $(4,289)         --       $  1,161
       Net income..............         --          --             --            --         1,300          --          1,300
       Issuance of common stock      1,543          15             --        11,373            --          --         11,388
       Payments from
         stockholders..........         --          --            442            --            --          --            442
                                    ------        ----         ------      --------       -------       -----       --------
       Balance, April 30, 1996.      7,636        $ 76         $   --      $ 17,204       $(2,989)         --       $ 14,291
       Net loss................         --          --             --            --        (6,450)         --         (6,450)
       Issuance of common stock      1,353          14             --         7,106            --          --          7,120
       Unrecognized loss on
         marketable securities.         --          --             --            --            --         (44)           (44)
                                    ------        ----         ------      --------       -------       -----       --------
       Balance, April 30, 1997.      8,989        $ 90         $   --      $ 24,310       $(9,439)      $ (44)      $ 14,917
       Net income .............         --          --             --            --         4,073          --          4,073
       Issuance of common stock      2,527          25             --        26,418            --          --         26,443
       Unrecognized gain on
         marketable securities.         --          --             --            --            --          87             87
                                    ------        ----         ------      --------       -------       -----       --------
       Balance, April 30, 1998.     11,516        $115         $   --      $ 50,728       $(5,366)      $  43       $ 45,520

See accompanying notes to consolidated financial statements.

                               ANSOFT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                              FISCAL YEAR ENDED APRIL 30,
                                           ---------------------------------
                                             1998        1997         1996
                                             ----        ----         ----

Cash flows from operating activities
  Net income (loss)....................    $  4,073    $ (6,450)    $  1,300
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
  Depreciation.........................         640         299          197
  Amortization.........................       1,495         429           24
  Acquired in process research and
   development.........................          --       8,754           --
  Deferred taxes.......................        (465)       (420)        (700)
Changes in assets and liabilities
  Accounts receivable..................      (3,336)     (1,971)        (566)
  Prepaid expenses and other assets....        (254)       (191)         (83)
  Other long-term assets...............        (257)         10           --
  Accounts payable.....................         385        (196)         130
  Accrued wages and expenses...........        (778)        (13)         148
  Deferred revenue.....................         653         152          266
                                           --------    --------     --------
Net cash provided by operating
  activities...........................       2,156         403          716
                                           --------    --------     --------
Cash flows from investing activities
  Purchases of plant and equipment.....      (1,532)       (811)        (400)
  Investment in acquired businesses....      (2,285)     (8,600)          --
  Sale of marketable securities........         534       5,878           --
  Purchases of marketable securities...          --     (11,614)      (1,459)
                                           --------    --------     --------
Net cash used in investing activities..      (3,283)    (15,147)      (1,859)
                                           --------    --------     --------
Cash flows from financing activities
  Proceeds from line of credit, net....      (4,208)      4,208           --
  Repayment of borrowings..............          --          --          (75)
  Proceeds from the issuance of common
    stock, net.........................      25,700         120       11,388
  Proceeds from related party
    stockholders, net                            --          --          442
                                           --------    --------     --------
Net cash provided by financing
    activities.........................      21,492       4,328       11,755
                                           --------    --------     --------
Net increase (decrease) in cash and
  cash equivalents.....................      20,365     (10,416)      10,612
Cash and cash equivalents at beginning
  of period............................         312      10,728          116
                                           --------    --------     --------
Cash and cash equivalents at end of        $ 20,677    $    312     $ 10,728
  period...............................    ========    ========     ========
Supplemental disclosures of cash flow
  information
  Cash paid for interest...............    $    160    $    221     $      6
                                           ========    ========     ========
  Cash paid for income taxes...........    $     80    $     13     $     72
                                           ========    ========     ========
  Plant and equipment acquired through
    assumption of liability............    $    179    $     --     $     --
                                           ========    ========     ========

See accompanying notes to consolidated financial statements.

                               ANSOFT CORPORATION

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

Principles of Consolidation and Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, from the date of inception or acquisition. All intercompany transactions have been eliminated. Effective July 24, 1996, April 9, 1997 and August 8, 1997, the Company acquired the Electronic Business Unit (the "EBU") of The MacNeal Schwendler Company ("MSC"), Compact Software Inc. ("Compact"), and Boulder Microwave Technologies, Inc. ("Boulder"), respectively.

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

Marketable Securities

    Marketable Securities consist of corporate bonds and government agency issues and are classified as of April 30, 1998 and 1997, as available for sale. Marketable securities available for sale are recorded at fair market value based on quoted market prices and any unrecorded gains or losses are recorded as a separate component of stockholders' equity. Costs of investments sold are determined on the basis of specific identification.

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

                               ANSOFT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Intangible Assets

    Intangible assets consist mainly of customer lists, established workforce, and purchased technology which are being amortized on a straight line basis over seven, three and three years, respectively. Purchased technology represents acquired software which has been fully developed, achieved technological feasibility, reached commercial viability, and is generating revenue. The carrying value of intangible assets are reviewed whenever circumstances occur which indicate that the carrying value may not be recoverable.

Revenue Recognition

    The Company recognizes revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition.

    License revenue consists principally of revenue from licensing the Company's software and is generally recognized when the software has been shipped and there are no significant remaining obligations. Service revenue consists of maintenance fees for providing system updates, user documentation and technical support for software products, and is recognized ratably over the term of the maintenance agreement. Other revenue consists primarily of revenue earned on development contracts with government-sponsored entities. Revenue under these arrangements is recognized as the service is performed.

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

                               ANSOFT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


included in the calculation using the treasury stock method as if they were outstanding for all periods presented.

    In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") was issued by the Financial Accounting Standards Board. SFAS 128 requires the presentation of both basic and diluted earnings per share. Under SFAS 128, "basic earnings (loss) per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. SFAS 128 was adopted in the Company's third quarter of fiscal 1998. Prior periods have been restated to conform with SFAS 128.

    The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented:

                                                  Income                         Per share
                                                  (loss)           Shares          amount
                                                  ------           ------          ------
Fiscal year ended April 30, 1998
Basic net income (loss) per share .........    $      4,073         9,681         $  0.42

Effect of dilutive securities:
   Stock options ..........................              --           840         $ (0.03)
                                               ------------        ------         -------
Diluted net income (loss) per share........    $      4,073        10,521         $  0.39
                                               ============        ======         =======


Fiscal year ended April 30, 1997
Basic net income (loss) per share..........    $      4,073         7,955         $ (0.81)

Effect of dilutive securities:
   Stock options ..........................              --            --         $    --
                                               ------------        ------         -------
Diluted net income (loss) per share........    $      4,073         7,955         $ (0.81)
                                               ============        ======         =======
Fiscal year ended April 30, 1996
Basic net income (loss) per share..........    $      4,073         6,235         $  0.21
Effect of dilutive securities:
   Stock options ..........................              --           638         $ (0.02)
                                               ------------        ------         -------
Diluted net income (loss) per share........    $      4,073         6,873         $  0.19
                                               ============        ======         =======



Stock Based Compensation

    The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with APB Opinion 25 intrinsic value based method adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS No. 123 by retaining APB Opinion 25 method of accounting for stock-based compensation with annual pro forma disclosures of net income and earnings per share.

2. ACQUISITIONS AND RELATED INTANGIBLE ASSETS

    On July 24, 1996, the Company acquired the EBU for $5,600 in cash. On April 9, 1997, the Company acquired all of the outstanding capital stock of Compact for $3,000 in cash and 1,272,728 shares of the Company's Common Stock. On August 8, 1997, the Company acquired Boulder by the merger of Boulder with and into the Company, in consideration for $743,000 in cash and 108,146 shares of the Company's Common Stock. The cost of these acquisitions has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The allocation of the EBU and Compact acquisitions resulted in charges of $3.1 million and $5.7 million recorded, respectively, in fiscal 1997 based on the future expected cash flows of certain acquired in process research and development that had not reached technological feasibility. The acquisitions have been accounted for as purchases, and their respective financial results have been included in the accompanying consolidated financial statements since the date of their respective acquisitions. Fiscal 1998 pro-forma results for the Company have not been presented as they are not materially different from actual financial results.

                               ANSOFT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3. PLANT AND EQUIPMENT

    Plant and equipment consist of the following:

                                                        APRIL 30,
                                                  -------------------
                                                    1998        1997
                                                    ----        ----
          Computers and equipment..........       $ 4,232     $ 2,856
          Furniture and fixtures...........           628         298
          Leasehold improvements...........           120          84
                                                  -------     -------
                                                    4,980       3,238
          Less allowances for depreciation
          and amortization.................         1,883       1,243
                                                  -------     -------
                                                  $ 3,097     $ 1,995
                                                  =======     =======

4. INTANGIBLE ASSETS

    Intangible assets consist of the following:


                                                        APRIL 30,
                                                  -------------------
                                                    1998        1997
                                                    ----        ----
          Customer list......................     $ 8,720     $ 6,307
          Established work force.............       1,206       1,060
          Other..............................         273          --
                                                  -------     -------
                                                   10,199       7,367
          Less allowances for amortization...       1,902         407
                                                  -------     -------
                                                  $ 8,297     $ 6,960
                                                  =======     =======

5. MARKETABLE SECURITIES

    Marketable securities, classified as available for sale, are summarized as follows:

                                                       UNREALIZED
                                             AMORTIZED    GAIN      MARKET
                                               COST      (LOSS)      VALUE
                                               ----      ------      -----
          April 30, 1998
            Marketable Securities.....        $6,660      $  43    $ 6,703
          April 30, 1997
            Marketable Securities.....        $7,194      $ (44)   $ 7,150

    The carrying values of debt securities as of April 30, 1998, by contractual maturity is shown below:

          Due in one to five years........    $   510
          Due in five to ten years........      5,668
          Due in over ten years...........        525
                                              -------
                                              $ 6,703
                                              =======



    Gross realized and unrealized gains (losses) on sales of securities in fiscal 1998, 1997 and 1996 were immaterial.

                               ANSOFT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


6. LINE OF CREDIT

    The Company has available a secured line of credit from a domestic financial institution at an interest rate varying from a minimum of 2% below the Broker Call Rate to a maximum equaling the Broker Call Rate. The line of credit is secured by the marketable securities held with the institution. As of April 30, 1998, there was no outstanding balance on the line of credit.

7. LEASES

    The Company leases its corporate headquarters in Pittsburgh, Pennsylvania, and other facilities under operating lease agreements which expire over the next six years. Rental expense incurred by the Company under operating lease agreements totaled $978, $548 and $283 for the years ended April 30, 1998, 1997 and 1996, respectively. The future minimum lease payments for such operating leases as of April 30, 1998, are:

                               YEAR ENDING APRIL 30,
                              ----------------------
                                   1999............  $   792
                                   2000............      543
                                   2001............      445
                                   2002............      320
                                   2003............      265
                                   Thereafter......       65
                                                     -------
                                                     $ 2,429
                                                     =======

8. STOCKHOLDERS' EQUITY

    In March 1998, the Company closed its public offering of 2.3 million shares of Common Stock. The net proceeds of the offering were approximately $25,500, after deducting applicable costs and expenses.

    In April 1996, the Company closed its initial public offering of 1.5 million shares of common stock at $8.50 per share. The net proceeds of the offering were approximately $11,400, after deducting applicable costs and expenses.

9. COMMON STOCK OPTIONS

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

    In March 1995, the Board of Directors approved a 1995 Stock Option Plan (1995 Plan) that authorized the issuance of up to 350 shares of Common Stock for the grant of incentive or nonstatutory stock options to employees and directors. The Board of Directors approved an additional 850 shares of Common Stock for grant. Under the terms of the 1995 Plan, options to purchase Common Stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during specified future periods as determined by the Board of Directors. The 1995 Plan provides that the options shall expire no more than ten years after the date of the grant.

                               ANSOFT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Shares underlying outstanding options under the 1988 Plan and the 1995 Plan are as follows:


                                             SHARES UNDERLYING
                                            OUTSTANDING OPTIONS
                                            -------------------
                                           SHARES          PRICE
                                           ------          -----
          Outstanding, April 30, 1994         788     $0.32--$1.75
            Granted..................         341     $1.75--$2.00
            Exercised................        (218)    $0.32--$1.75
            Canceled.................        (149)           $1.75
                                          -------            -----
          Outstanding, April 30, 1995         762     $0.32--$2.00
            Granted..................         174     $1.75--$2.00
            Exercised................         (43)    $0.32--$1.75
            Canceled.................         (58)           $1.75
                                          -------            -----
          Outstanding, April 30, 1996         835     $1.00--$2.00
            Granted..................         270     $5.00--$6.50
            Exercised................         (80)    $1.14--$2.00
            Canceled.................         (33)    $2.00--$5.38
                                          -------     ------------
          Outstanding, April 30, 1997         992     $1.00--$6.50
                                          =======     ============
            Granted..................         544    $5.00--$16.63
            Exercised................        (121)    $1.00--$5.38
            Canceled.................        (100)   $2.00--$10.13
                                          -------    -------------
          Outstanding, April 30, 1998       1,315    $1.00--$16.63
                                          =======    =============

    Options to purchase 531 shares of Common Stock were exercisable as of April 30, 1998 and options to purchase 628 shares of Common Stock were available for future grant as of April 30, 1998.

    In addition to the options described above, the Chairman of the Board of Directors received an option to purchase 200 shares of Common Stock at an exercise price of $5.00 per share in April 1995. At that time, such exercise price was considered to be above the estimated fair market value. As of April 30, 1998, all such options were still outstanding and unexercised. The options expire ten years after the date of the grant.

    As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the Company's consolidated financial statements during fiscal 1998, 1997 or 1996.

    Pro forma information regarding net income and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Stock Purchase Plan, collectively called "options") granted subsequent to April 30, 1995 under the fair value method prescribed by SFAS 123. The fair value of options granted in fiscal years 1998, 1997 and 1996, reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                        FISCAL YEAR ENDED APRIL 30,
                                        ---------------------------
                                         1998         1997        1996
                                         ----         ----        ----
                 Risk-free rate (%)      6.05         6.00        6.00
                 Volatility (%)....     34.00        55.92         n/a
                 Expected Life (in
                   years)..........      10.0         10.0        10.0
                 Dividend Yield (%)      0.00         0.00        0.00

                               ANSOFT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. However, based solely on this analysis, the weighted average estimated fair value of employee stock options granted through April 30, 1998, 1997 and 1996 was $5.82, $3.94 and $1.06 per share, respectively.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows unaudited:


                                      FISCAL YEAR ENDED APRIL 30,
                                      ---------------------------

                                     1998         1997        1996
                                 -----------  ----------- --------
            Pro forma net
              income (loss).....   $ 3,373      $(6,711)    $ 1,060
            Pro forma net income
              (loss) per common
              share.............   $  0.32      $ (0.84)    $  0.15

    Because the Company anticipates making additional grants and options vest over several years, the effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. SFAS 123 is applicable only to options granted subsequent to April 30, 1995.

    The following table summarizes information about stock options outstanding as of April 30, 1998:

                               OPTIONS OUTSTANDING
                   -----------------------------------------        OPTIONS EXERCISABLE
                                     WEIGHTED-                  -------------------------
                       NUMBER         AVERAGE      WEIGHTED-       NUMBER        WEIGHTED
     RANGE OF        OUTSTANDING     REMAINING      AVERAGE      EXERCISABLE      AVERAGE
     EXERCISE      AT OCTOBER 31,   CONTRACTUAL    EXERCISE     AT APRIL 30,     EXERCISE
      PRICES            1997           LIFE          PRICE          1998           PRICE
-----------------  -------------  ------------- -------------  -------------  ----------
      $1.00--$2.00        455         5.80          $ 1.83            393          $1.80
      $3.50--$6.50        765         8.00          $ 5.02            258          $4.95
      $6.75--$7.63        145         9.23          $ 7.18              0          $0.00
    $10.13--$16.27        152         9.64          $11.65              0          $0.00

                               ANSOFT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. EXPORT SALES, MAJOR CUSTOMERS AND CREDIT RISK

    Export sales, principally to Asia, accounted for 48%, 41% and 33% of total product revenue in 1998, 1997 and 1996, respectively. Included in export sales to Asia were sales to Japan, which accounted for approximately 16%, 13% and 13% of total revenue in fiscal 1998, 1997, and 1996, respectively. No other foreign country accounted for more than 10% of total revenue during these periods.

    The Company entered into a distribution arrangement with Hewlett-Packard Corporation ("HP") under which HP formerly distributed the Company's HFSS product on an exclusive basis (the "HP Agreement"). The HP Agreement has since expired, and HP has no right to distribute the Company's HFSS 4.0 product. The Company currently sells the latest version of its HFSS product, Ansoft HFSS 6.0, through its own sales force and other distributors. Revenue from the HP Agreement accounted for 3%, 12% and 13% of total revenue in fiscal 1998, 1997 and 1996, respectively. Management believes that the expiration of the HP Agreement will not have a material adverse effect on the consolidated financial condition or results of operations.

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

11. INCOME TAX

    The provisions for income taxes consists of the following:

                                                APRIL 30,
                                     ----------------------------
                                        1998      1997       1996
                                     --------- ---------  -------
             Current:
               Federal...........    $   333     $  --      $  14
               Foreign...........         --        --         72
               State.............         95        --          2
                                     -------     -----      -----
                  Total..........        428        --         88
             Deferred:
               Federal...........     (1,447)     (316)      (638)
               State.............         19      (104)       (62)
                                     -------     -----      -----
                  Total..........     (1,428)     (420)      (700)
                                     -------     -----      -----
             Total benefit
             for income taxes....    $(1,000)    $(420)     $(612)
                                     =======     =====      =====

    The Company's actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the statutory federal income before income taxes as a result of the following:

                                                          APRIL 30,
                                              -----------------------------
                                                 1998       1997       1996
                                              ---------  ---------  -------
     Income tax expense (benefit) at
       statutory rate....................      $  1,044   $ (2,335)   $  234
     State income tax, net of federal
       offset............................           142       (419)       41
     Net deductible intangible assets....            --         --        --
     Expiration of state net operating
       losses............................           241         61        91
     Change in valuation allowance.......        (2,857)     2,258      (992)
     Reduction in state deferred tax
       due to decrease in state effective
       tax rate..........................           243         --        --
     Other, net..........................           187         15        14
                                               --------   --------    ------
     Actual income tax benefit...........      $ (1,000)  $   (420)   $ (612)
                                               =========  ========    ======

     In addition to the income tax expense (benefit) reported above, a deferred tax liability of $640 was recorded during the fiscal year ended April 30, 1998 in connection with the acquisition of Boulder.

                               ANSOFT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                           APRIL 30,
                                                       ----------------
                                                       1998        1997
                                                       ----        ----
          Deferred tax assets:
            Net operating loss
               carryforward....................      $ 2,089     $ 3,885
            Allowance for doubtful
               accounts........................           56          75
            Alternative minimum tax
               credit carryforward.............           --           6
            Foreign Tax Credit
               carryforward....................           --          --
            Intangible Assets..................           --         141
                                                     -------     -------
          Total gross deferred tax assets            $ 2,145     $ 4,107
          Less valuation allowance.............           --       2,857
                                                     -------     -------
          Net deferred tax assets..............        2,145       1,250
                                                     -------     -------
          Deferred tax liabilities:
            Intangible assets..................          (61)         --
            Property, plant, and
               equipment.......................         (176)       (130)
                                                     --------    -------
          Total gross deferred tax
            liability..........................         (237)       (130)
                                                     --------    -------
          Net deferred taxes...................      $ 1,908     $ 1,120
                                                     =======     =======

    The valuation allowance for deferred tax assets as of May 1, 1997 and 1996 was $2,857 and $599, respectively. The net change in the total valuation allowance for the years ended April 30, 1997 and 1996 was a decrease of $2,857 and an increase of $2,258, respectively. Management evaluates the recoverability of the deferred tax assets and the level of the valuation on a quarterly basis. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

    As of April 30, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $5,900 which are available to offset future federal taxable income, if any, through April 30, 2012.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None. There has not been a change of accountants in the past 24 months nor has any disagreement on any matter of accounting principles or practices been reported on Form 8-K during the same period.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the caption "Election of Directors" and the information, if any, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated herein by reference to the information, if any, set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of the company are filed as part of this Annual Report on Form 10-K:

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................   22
Consolidated Balance Sheets as of April 30, 1998 and 1997................   23
Consolidated Statements of Operations for the years ended April 30, 1998,   24
   1997 and 1996.........................................................
Consolidated Statements of Stockholders' Equity for the years ended April
   30, 1998, 1997 and 1996...............................................   25
Consolidated Statements of Cash Flows for the years ended April 30, 1998,   26
   1997 and 1996.........................................................
Notes to Consolidated Financial Statements...............................   27

(a)(2) Financial statement schedules not listed below have been omitted because they are inapplicable, are not required under applicable provisions of Regulation S-X, or the information that would otherwise be included in such schedules is contained in the registrant's financial statements or accompanying notes. The following schedules are included in this Report:

Schedule II--Valuation and Qualifying Accounts

                 Schedule II-Valuation and Qualifying Accounts
                                 (In thousands)

                                   Balance as of            Additions                               Balance as of
                                   the Beginning        Charged to Costs                              the End of
                                   of the Period          and Expenses          Deductions            the Period
                                   -------------        ----------------        ----------          -------------
Year ended April 30, 1998
  Allowance for doubtful accounts       125                     25                   -                   150

Year ended April 30, 1997
  Allowance for doubtful accounts       125                      -                   -                   125

Year ended April 30, 1996
  Allowance for doubtful accounts        70                     55                   -                   125



(a)(3) The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

  EXHIBIT
   NUMBER                               DESCRIPTION
   ------                               -----------
     3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated herein by reference is Exhibit 3.1 to Registration Statement No. 333-40189.)
     3.2 Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation (Incorporated herein by reference is Exhibit No. 3.2 to Registration Statement No. 333-40189.)
     3.3 Amended and Restated Bylaws of the Company (Incorporated herein by reference is Exhibit No. 3.2 to Registration Statement
                No. 333-1398.)
    10.1* 1988 Stock Option Plan of the Company (Incorporated herein by reference is Exhibit No. 10.1 to Registration Statement No. 333-1398.)
    10.2* 1995 Stock Option Plan of the Company (Incorporated herein by reference is Exhibit No. 10.2 to Registration Statement No. 333-1398.)
    10.3* Zoltan Cendes Stock Option Agreement, dated April 30, 1995 (Incorporated herein by reference is Exhibit No. 10.3 to Registration Statement No. 333-1398.)
    10.4 Office Lease Agreement between Commerce Court Associates and the Company dated June 7, 1989 (Incorporated herein by reference is Exhibit No. 10.4 to Registration Statement No. 333-1398.)
    10.5 Amendment No. 1 to Office Lease Agreement between Commerce Court Associates and the Company dated March 17, 1994 (Incorporated herein by reference is Exhibit No. 10.5 to Registration Statement No. 333-1398.)
    10.6* Jacob K. White Stock Option Agreement dated February 1, 1996, as amended (Incorporated herein by reference is Exhibit No. 10.10 to Registration Statement No. 333-40189.)
    10.7* John N. Whelihan Stock Option Agreement dated February 1, 1996, as amended. (Incorporated herein by reference to Exhibit No.
                10.11 to Registration Statement No. 333-40189.)

    10.8 Asset Purchase Agreement by and between Ansoft Corporation and The MacNeal-Schwendler Corporation dated as of July 24, 1996 for the Electronic Business Unit ((Incorporated herein by reference is Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the three month period ended July 31, 1996.)

    10.9 Stock Purchase Agreement by and between Ansoft Corporation and Dr. Ulrich L. Rohde and Dr. Meta Rohde dated as of April 9, 1997 (Incorporated herein by reference is Exhibit No. 2.01 to the Company's Current Report on Form 8-K dated April 22, 1997, as amended by the Company's Current Report filed on Form 8-K/A dated June 26, 1997.)

    10.10       Registration Rights Agreement between the Company and Dr. Ulrich
                L. Rohde and Dr. Meta Rohde dated as of April 9, 1997 (Incorporated herein by reference is Exhibit No. 10.14 to the Registration Statement No. 333-40189.)

    10.11 Underwriting Agreement dated February 25, 1998 by and among Ansoft Corporation and Hambrecht & Quist LLC and Wessels, Arnold & Henderson, L.L.C. as representations of the Underwriters identified therein (Incorporated herein by reference is Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the three month period ended January 31, 1998.)

    21.1 Subsidiaries of the registrant (Incorporated herein by reference is Exhibit No. 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.)

    23.1**      Consent of KPMG Peat Marwick LLP.

    27.1**      Financial Data Schedule.

* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).

** Filed herewith

(b) Reports on Form 8-K filed during the last quarter of fiscal 1998.

None.

(c) The Company hereby files as exhibits to this Form 10-K, the exhibits set forth on Item 14(a)(3) hereof which are not incorporated by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 17, 1998

                                                 ANSOFT CORPORATION

                                                 By  /s/ NICHOLAS CSENDES
                                                     ------------------------
                                                 Nicholas Csendes
                                                 President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 17, 1998.



                 SIGNATURE                             TITLE
                 ---------                             -----

    /s/ NICHOLAS CSENDES              Director and President and Chief Executive
    -----------------------           Officer (Principal Executive Officer)
    Nicholas Csendes

    /s/ ZOLTAN J. CENDES              Director and Chairman of the Board of
    -----------------------           Directors
    Zoltan J. Cendes

    /s/ THOMAS A.N. MILLER            Director
    -----------------------
    Thomas A.N. Miller

    /s/ ULRICH L. ROHDE               Director
    -----------------------
    Ulrich L. Rohde

    /s/ JOHN N. WHELIHAN              Director
    -----------------------
    John N. Whelihan

    /s/ JACOB WHITE                   Director
    -----------------------
    Jacob White

    /s/ ANTHONY L. RYAN               Chief Financial Officer (Principal
    ------------------------          Financial and Accounting Officer)
    Anthony L. Ryan