Form 10-Q
period 1998-07-31
ANSOFT CORP
filed 1998-09-15
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended July 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of the registrant's Common Stock outstanding as of the close of business on September 2, 1998 was 11,522,969.

                               ANSOFT CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                          Page
                                                                          ----
Part I   FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets - July 31, 1998
             and April 30, 1998                                            1
           Consolidated Statements of Operations - Three months
             ended July 31, 1998 and 1997                                  2
           Consolidated Statements of Cash Flows - Three months
             ended July 31, 1998 and 1997                                  3
           Notes to the Consolidated Financial Statements                  4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           6

Part II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                9

Signatures                                                                10

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               ANSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                      July 31,      April 30,
                                                                        1998          1998
                                                                      --------      --------
Assets
Current assets
   Cash and cash equivalents                                          $  4,978      $ 20,677
   Marketable securities                                                13,849            --
   Accounts receivable                                                   6,121         7,465
   Deferred income taxes                                                 2,233         2,145
   Prepaid expenses and other assets                                       915           536
                                                                      --------      --------
Total current assets                                                    28,096        30,823

Plant and equipment, net                                                 3,272         3,097
Marketable securities                                                    7,183         6,703
Other asset                                                                262           260
Deferred taxes - non current                                               313            --
Intangible assets                                                        8,035         8,297
                                                                      --------      --------
Total assets                                                          $ 47,161      $ 49,180
                                                                      ========      ========
Liabilities and stockholders' equity
Current liabilities
   Accounts payable                                                   $    595      $    534
   Accrued expenses                                                         62           264
   Income taxes                                                            261           286
   Accrued wages                                                            47           347
   Deferred revenue                                                      1,888         1,813
                                                                      --------      --------
Total current liabilities                                                2,853         3,244

Deferred taxes - non current                                                --           237
Other liabilities                                                          170           179
                                                                      --------      --------
Total liabilities                                                        3,023         3,660
 Stockholders' equity
    Preferred stock                                                         --            --
    Common stock                                                           115           115
    Additional paid-in capital                                          50,785        50,728
    Other accumulated comprehensive income (loss)                         (104)           43
    Accumulated deficit                                                 (6,658)       (5,366)
                                                                      --------      --------
Total stockholders' equity                                              44,138        45,520
                                                                      --------      --------
Total liabilities and stockholders' equity                            $ 47,161      $ 49,180
                                                                      ========      ========

See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                   Three months ended July 31,
                                                      1998         1997
                                                    --------      ------
Revenues
   License                                           $  3,239      $4,016
   Service and other                                    1,915       1,319
                                                     --------      ------
Total revenue                                           5,154       5,335

Costs and expenses
   Sales and marketing                                  4,252       2,557
   Research and development                             2,066       1,510
   General and administrative                             635         470
   Amortization                                           422         314
                                                     --------      ------
Total costs and expenses                                7,375       4,851
                                                     --------      ------
Income (loss) from operations                          (2,221)        484
Other income, net                                         379          91
                                                     --------      ------
Income (loss) before income taxes                      (1,842)        575
Income tax benefit                                        550         170
                                                     --------      ------
Net income (loss)                                    $ (1,292)     $  745
                                                     ========      ======

Basic net income (loss) per share                    $  (0.11)     $ 0.08
                                                     ========      ======
Diluted net income (loss) per share                  $  (0.11)     $ 0.08
                                                     ========      ======
Weighted average shares used in calculation
   Basic                                               11,524       8,989
                                                     ========      ======
   Diluted                                             11,524       9,621
                                                     ========      ======



See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                     THREE MONTHS ENDED JULY 31,
                                                     ---------------------------
                                                         1998         1997
                                                      --------      --------

Cash flows from operating activities
  Net income (loss) .............................     $ (1,292)     $   745
  Adjustments to reconcile net income to net
   cash provided by operating activities
  Depreciation ..................................          210          120
  Amortization ..................................          422          314
  Acquired in process research and development ..           --           --
  Deferred taxes ................................         (638)        (170)
Changes in assets and liabilities
  Accounts receivable ...........................        1,344         (149)
  Prepaid expenses and other assets .............         (379)        (250)
  Other long-term assets ........................          (11)         (75)
  Accounts payable ..............................           61          267
  Accrued wages and expenses ....................         (527)      (1,007)
  Deferred revenue ..............................           75          122
                                                      --------      -------
Net cash provided by operating activities .......         (735)         (83)
                                                      --------      -------
Cash flows from investing activities
  Purchases of plant and equipment ..............         (385)        (291)
  Investment in acquired businesses .............         (160)          --
  Sale (purchases) of marketable securities .....      (14,380)       2,612
                                                      --------      -------
Net cash provided by (used in) investing
   activities) ..................................      (14,925)       2,321
                                                      --------      -------
Cash flows from financing activities
  Proceeds from line of credit, net .............           --       (1,721)
  Proceeds from the issuance of common
    stock, net ..................................           57            5
                                                      --------      -------
Net cash provided by (used in) financing ........           57       (1,716)
  activities
Effect of exchange rate .........................          (96)          --
                                                      --------      -------
Net increase (decrease) in cash and cash
  equivalents ...................................      (15,699)         522
Cash and cash equivalents at beginning of
  period ........................................       20,677          312
                                                      --------      -------
Cash and cash equivalents at end of period ......     $  4,978      $   834
                                                      ========      =======
Supplemental disclosures of cash flow information
  Cash paid for interest ........................     $      4      $    69
                                                      ========      =======
  Cash paid for income taxes ....................     $     20      $    13
                                                      ========      =======


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

         The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the fiscal year ended April 30, 1998 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Commission.

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based on management's evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from those estimates.

(2) Borrowings

         The Company has available a secured line of credit from a domestic financial institution at an interest rate varying from a minimum of 2% below the Broker Call Rate to a maximum equaling the Broker Call Rate. The line of credit is secured by the marketable securities held with the institution. As of July 31, 1998, there was no outstanding balance on the line of credit.

(3)  Comprehensive income (loss)

On May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Adoption of SFAS 130 did not impact the Company's consolidated financial position, results of operations or cash flows for the three months ended July 31, 1998 and 1997. The reconciliation of net loss to comprehensive income (loss) is as follows (in thousands):

                                                  Three Months Ended July 31,
                                                      1998       1997
                                                    -------     -------
Net income (loss)                                   $(1,292)     $745
Unrealized gain (loss) on marketable securities          (8)      203
Foreign currency translation adjustments                (96)       --
                                                    -------      ----
Comprehensive gain (loss)                           $(1,396)     $948

(4) Net income (loss) per share

         Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculations where their inclusion would be antidilutive.

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented:

                                                   Income                           Per share
                                                   (loss)              Shares        amount
                                                   ------              ------        ------
         Three months ended July 31, 1998
         --------------------------------
         Basic net income (loss) per share....    $    (1,292)           11,524      $  (0.11)
                                                  ===========        ==========      ========
         Effect of dilutive securities:
            Stock options.....................             --                --            --
                                                  -----------        ----------      --------
         Diluted net income (loss) per share..    $    (1,292)           11,524      $  (0.11)
                                                  ============       ==========      ========

         Three months ended July 31, 1997
         --------------------------------
         Basic net income (loss) per share....    $       745             8,989      $   0.08
                                                  ===========        ==========      ========
         Effect of dilutive securities:
            Stock options.....................             --               632            --
                                                  -----------        ----------      --------
         Diluted net income (loss) per share..    $       745             9,621      $   0.08
                                                  ===========        ==========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Prospectus, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" section included in the Company's report on Form 10-K for the fiscal year ended April 30, 1998.

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

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, the Company has evaluated the establishment of technological feasibility of its various products during the development phase. Due to the dynamic changes in the market, the Company has concluded that it cannot determine, with any reasonable degree of accuracy, technological feasibility until the development phase of the project is nearly complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is generally very short and, consequently, the amounts that could be capitalized pursuant to SFAS No. 86 are not material to the Company's consolidated financial position or results of operations. Therefore, the Company charges all research and development expenses to operations in the period incurred.

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

Results of Operations

         The following table sets forth the percentage of total revenue of each item in the Company's consolidated statements of operations:


                                            Three months ended July 31,
                                              1998         1997
                                              ----         ----
Revenues:
   License                                      63%          75%
   Service and other                            37           25
                                              ----          ---
Total revenue                                  100          100

Costs and expenses:
   Sales and marketing                          83           48
   Research and development                     40           28
   General and administrative                   12            9
   Amortization                                  8            6
                                              ----          ---
Total costs and expenses                       143           91
                                              ----          ---
Income (loss) from
   operations                                  (43)           9
Other income                                     7            2
                                              ----          ---
Income (loss) before income
   taxes                                       (36)          11
Income taxes                                    11            3
                                              ----          ---
Net income (loss)                              (25)%         14%
                                              ====          ===

Comparison of The Three Months Ended July 31, 1998 and 1997

         Revenue. Total revenue in the three-month period ended July 31, 1998 decreased 3% to $5.2 million from $5.3 million in the comparable period of the preceding fiscal year. The decrease is primarily attributable to lower sales in the Asia-Pacific region. License revenue during the three-month period ended July 31, 1998 decreased 19% to $3.2 million from $4.0 million during the comparable period in the prior fiscal year. The decrease in licenses revenue is primarily attributable to lower sales in the Asia-Pacific region. The increase in service and other revenue is primarily attributable to the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements.

         International revenue accounted for 51% and 55% of the Company's total product revenue in the three-month period ended July 31, 1998 and 1997, respectively.

         In 1989, the Company entered into a distribution arrangement with Hewlett-Packard Corporation ("HP") under which HP formerly distributed the Company's HFSS product on an exclusive basis (the "HP Agreement"). The HP Agreement has since expired, and HP has no right to distribute the Company's HFSS 4.0 product. Ansoft currently sells the latest version of its HFSS product, Ansoft HFSS 6.0, through its own sales force and other distributors. Revenue from the HP Agreement accounted 7% of total revenue in the three-month period ended July 31, 1997. Management believes that the expiration of the HP Agreement has not had a material adverse effect on the consolidated financial condition or results of operations.

         Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 66% to $4.3 million in the three-month period ended July 31, 1998, as compared to $2.6 million in the same period in the previous fiscal year. The increase is attributable to an increase in the Company's sales force as a result of the acquisitions as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 83% and 48% of total revenue in the three-month period ended July 31, 1998 and 1997, respectively.

         Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses for the three-month period ended July 31, 1998 increased 37% to $2.1 million, as compared to $1.5 million for the same period in the previous fiscal year. The increase is due to increased research and development personnel primarily as a result of the acquisitions. Research and development expenses represented 40% and 28% of total revenue in the three-month period ended July 31, 1998 and 1997, respectively. The Company anticipates that research and development expenses will increase in absolute dollars in future periods.

         General and administrative expenses. General and administrative expenses for the three-month period ended July 31, 1998 increased 35% to $635,000, as compared to $470,000 for the same period in the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 12% and 9% of total revenue in the three-month period ended July 31, 1998 and 1997, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

         Amortization expense. Amortization expense for the three-month period ended July 31, 1998 increased to $422,000, as compared to $314,000 for the same period in the previous fiscal year. The increase is due to the amortization of the additional intangible assets acquired during fiscal 1998.

         Other income. Other income for the three-month period ended July 31, 1998 increased to $379,000, compared to $91,000 for the same period in the previous fiscal year. Other income increased due to the higher net investment balance due to the proceeds from the public offering of 2,000,000 shares in March of 1998.

         Income taxes. In the three-month period ended July 31, 1998, the Company recorded a net income tax benefit of $550,000. In the three-month period ended July 31, 1997, the Company recorded a net income tax benefit of $170,000, resulting from the partial recognition of previously unrecognized deferred tax assets in accordance with the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

         As of July 31, 1998, the Company had $5.0 million in cash and cash equivalents and working capital of $25.2 million. Net cash used in operating activities was $735,000 and $83,000 in the three months ended July 31, 1998 and 1997, respectively. Net cash provided by (used in) investing activities was $(14.9) million and $2.3 million in the three months ended July 31, 1998 and 1997, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $385,000 and $291,000 in the three months ended July 31, 1998 and 1997, respectively. Net cash provided by financing activities includes cash proceeds from the issuance of Common Stock totaling $57,000 and $5,000 in the three months ended July 31, 1998 and 1997, respectively. During the three months ended July 31, 1997, the Company repaid $1.7 million on its line of credit with a financial institution.

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


                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed below and are incorporated herein by reference:

     Exhibit No.

         27.1     Financial Data Schedule.


(b) No reports on Form 8-K during the period from May 1, 1998 to July 31, 1998.

SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  September 14, 1998

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