Form 10-Q
period 1998-10-31
ANSOFT CORP
filed 1998-12-11
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended October 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the registrant's Common Stock outstanding as of the close of business on December 10, 1998 was 11,563,069.

                               ANSOFT CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                            Page
                                                                            ----
Part I   FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Balance Sheets - October 31, 1998
             and April 30, 1998                                               1
           Consolidated Statements of Operations - Three and six months
             ended October 31, 1998 and 1997                                  2
           Consolidated Statements of Cash Flows - Six months
             ended October 31, 1998 and 1997                                  3
           Notes to the Consolidated Financial Statements                     4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              6

Part II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders               10

Item 6.    Exhibits and Reports on Form 8-K                                  11

Signatures                                                                   11

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                               ANSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      October 31,     April 30,
                                                         1998           1998
                                                     -------------   ---------
                                                      (Unaudited)
Assets
Current assets
    Cash and cash equivalents                          $  2,821      $ 20,677
    Marketable securities                                13,864            --
    Accounts receivable                                   6,539         7,465
    Deferred income taxes                                 1,320         2,145
    Prepaid expenses and other assets                       693           536
                                                       --------      --------
Total current assets                                     25,237        30,823
Plant and equipment                                       3,294         3,097
Marketable securities                                     7,163         6,703
Other asset                                                 262           260
Deferred taxes - non current                              1,736            --
Intangible asset                                          7,601         8,297
                                                       --------      --------
Total assets                                           $ 45,293      $ 49,180
                                                       ========      ========
Liabilities and stockholders' equity
Current liabilities
    Accounts payable                                   $    503      $    534
    Accrued expenses                                         75           264
    Income taxes                                            371           286
    Accrued wages                                           129           347
    Deferred revenue                                      2,038         1,813
                                                       --------      --------
Total current liabilities                                 3,116         3,244
Deferred taxes - non current                                 --           237
Other liabilities                                           161           179
                                                       --------      --------
Total liabilities                                         3,277         3,660
Stockholders' equity
    Preferred stock
    Common stock                                            116           115
    Additional paid-in capital                           50,847        50,728
    Treasury stock                                         (810)           --
    Other accumulated comprehensive income (loss)          (489)           43
    Accumulated deficit                                  (7,648)       (5,366)
                                                       --------      --------
 Total stockholders' equity                              42,016        45,520

 Total liabilities and stockholders' equity            $ 45,293      $ 49,180
                                                       ========      ========

See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                 Three months ended October 31,  Six months ended October 31,
                                                     1998            1997            1998            1997
                                                   --------         -------        --------        --------
Revenues
    License                                        $  3,977         $ 4,891        $  7,216         $ 8,907
    Service and other                                 1,524           1,393           3,439           2,712
                                                   --------         -------        --------         -------
Total revenue                                         5,501           6,284          10,655          11,619
Costs and expenses
    Sales and marketing                               4,072           2,867           8,324           5,424

    Research and development                          2,106           1,864           4,172           3,374
    General and administrative                          695             597           1,330           1,067
    Amortization                                        434             376             856             690
                                                   --------         -------        --------         -------
Total costs and expenses                              7,307           5,704          14,682          10,555
                                                   --------         -------        --------         -------
Income (loss) from operations                        (1,806)            580          (4,027)          1,064
Other income, net                                       416              96             795             187
                                                   --------         -------        --------         -------
Income (loss) before income taxes                    (1,390)            676          (3,232)          1,251
Income tax benefit                                      400             220             950             390
                                                   --------         -------        --------         -------
Net income (loss)                                  $   (990)        $   896        $ (2,282)        $ 1,641
                                                   ========         =======        ========         =======
Net income (loss) per share
    Basic                                          $  (0.09)        $  0.10        $  (0.20)        $  0.18
                                                   ========         =======        ========         =======
    Diluted                                        $  (0.09)        $  0.09        $  (0.20)        $  0.17
                                                   ========         =======        ========         =======
Weighted average shares used in calculation
    Basic                                            11,453           9,130          11,488           9,060
                                                   ========         =======        ========         =======
    Diluted                                          11,453          10,121          11,488           9,859
                                                   ========         =======        ========         =======





See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                     Six months ended October 31
                                                          1998          1997
                                                        ---------     --------
Cash flows from operating activities
  Net income (loss)                                     $ (2,282)     $ 1,641
  Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation                                               420          270
  Amortization                                               856          690
  Deferred taxes                                          (1,148)        (390)
Changes in assets and liabilities
  Accounts receivable                                        926         (869)
  Prepaid expenses and other assets                         (157)         (67)
  Other assets and liabilities                               (20)        (452)
  Accounts payable                                           (31)         202
  Accrued wages and expenses                                (322)      (1,319)
  Deferred revenue                                           225          195
                                                        --------      -------
Net cash used in operating activities                     (1,533)         (99)
                                                        --------      -------
Cash flows from investing activities
  Purchases of plant and equipment                          (617)        (676)
  Investment in acquired businesses                         (160)        (660)
  Sale (purchases) of marketable securities              (14,785)       4,343
                                                        --------      -------
Net cash provided by (used in) investing
   activities                                            (15,562)       3,007
                                                        --------      -------
Cash flows from financing activities
  Proceeds from line of credit, net                           --       (2,299)
  Purchase of treasury stock                                (810)          --
  Proceeds from the issuance of common stock, net            120          119
                                                        --------      -------
Net cash provided by (used in) financing activities         (690)      (2,180)
Effect of exchange rate                                      (71)          --
                                                        --------      -------
Net increase (decrease) in cash and cash
   equivalents                                           (17,856)         728
Cash and cash equivalents at beginning of period          20,677          312
                                                        --------      -------
Cash and cash equivalents at end of period              $  2,821      $ 1,040
                                                        ========      =======
Supplemental disclosures of cash flow information
  Cash paid for interest                                $      8      $   113
                                                        ========      =======
  Cash paid for income taxes                            $     27      $    29
                                                        ========      =======


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based on management's evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from those estimates.

(2) Borrowings

         The Company has available a secured line of credit from a domestic financial institution at an interest rate varying from a minimum of 2% below the Broker Call Rate to a maximum equaling the Broker Call Rate. The line of credit is secured by the marketable securities held with the institution. As of October 31, 1998, there was no outstanding balance on the line of credit.

(3) Comprehensive income (loss)

         On May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Adoption of SFAS 130 did not impact the Company's consolidated financial position, results of operations or cash flows for the six months ended October 31, 1998 and 1997. The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

                                                 Six Months Ended October 31,
                                                      1998         1997
                                                      ----         ----
Net income (loss)                                   $(2,282)     $1,641
Unrealized gain (loss) on marketable securities        (461)        131
Foreign currency translation adjustments                (71)         --
                                                    -------      ------
Comprehensive income (loss)                         $(2,814)     $1,772
                                                    =======      ======

(4) Net income (loss) per share


         "Basic earnings (loss) per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive.

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented:

                                                           Income                 Per share
                                                           (loss)      Shares      amount
                                                           ------      ------      ------
         Three months ended October 31, 1998
         -----------------------------------
         Basic net income (loss) per share ............   $  (990)     11,453     $  (0.09)
         Effect of dilutive securities:
            Stock options .............................        --          --           --
                                                          -------      ------        -----
         Diluted net income (loss) per share ..........   $  (990)     11,453     $  (0.09)
                                                          =======      ======     ========

         Three months ended October 31, 1997
         -----------------------------------
         Basic net income (loss) per share ............   $   896       9,130     $   0.10
         Effect of dilutive securities:
            Stock options .............................        --         991        (0.01)
                                                          -------      ------     --------
         Diluted net income (loss) per share ..........   $   896      10,121     $   0.09
                                                          =======      ======     ========


                                                           Income                 Per share
                                                           (loss)      Shares      amount
                                                           ------      ------      ------
         Six months ended October 31, 1998
         ---------------------------------
         Basic net income (loss) per share ............   $(2,282)     11,488     $  (0.20)

         Effect of dilutive securities:
            Stock options .............................        --          --           --
                                                          -------      ------     --------
         Diluted net income (loss) per share ..........   $(2,282)     11,488     $  (0.20)
                                                          =======      ======     ========

         Six months ended October 31, 1997
         ---------------------------------
         Basic net income (loss) per share ............   $ 1,641       9,060     $   0.18
         Effect of dilutive securities:
            Stock options .............................        --         799        (0.01)
                                                          -------      ------     --------
         Diluted net income (loss) per share ..........   $ 1,641       9,859     $   0.17
                                                          =======      ======     ========

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

Results of Operations

         The following table sets forth the percentage of total revenue of each item in the Company's consolidated statements of operations:

                                      Three months ended October 31,  Six months ended October 31,
                                            1998           1997           1998           1997
                                            ----           ----           ----           ----
Revenues:
   License                                   72%            78%            68%            77%
   Service and other                         28             22             32             23
                                           ----            ---           ----            ---
Total revenue                               100            100            100            100
Costs and expenses:
   Sales and marketing                       74             46             78             47
   Research and development                  38             30             39             29
   General and administrative                13              9             13              9
   Amortization                               8              6              8              6
                                           ----            ---           ----            ---
Total costs and expenses                    133             91            138             91
                                           ----            ---           ----            ---
Income (loss) from operations               (33)             9            (38)             9
Interest income                               8              2              8              2
                                           ----            ---           ----            ---
Income (loss) before income taxes           (25)            11            (30)            11
Income taxes                                  7              3              9              3
                                           ----            ---           ----            ---
Net income (loss)                           (18)%           14%           (21)%           14%
                                           ====            ===           ====            ===


Comparison of The Three and Six Months Ended October 31, 1998 and 1997

         Revenue. Total revenue in the three-month period ended October 31, 1998 decreased 12% to $5.5 million from $6.3 million in the comparable period of the preceding fiscal year. Total revenue in the six-month period ended October 31, 1998 decreased 8% to $10.7 million from $11.6 million in the comparable period of the preceding fiscal year. The decrease in total revenue is primarily attributable to lower sales in the Asia-Pacific region and a decrease in service revenue due to the completion of a research and development cost sharing contract during the three month period ending October 31, 1998. License revenue during the three-month period ended October 31, 1998 decreased 19% to $4.0 million from $4.9 million during the comparable period in the prior fiscal year. License revenue during the six-month period ended October 31, 1998 decreased 19% to $7.2 million from $8.9 million during the comparable period in the prior fiscal year.

         International revenue accounted for 53% and 44% of the Company's total product revenue in the three-month period ended October 31, 1998 and 1997, respectively. International revenue accounted for 52% and 48% of the Company's total product revenue in the six-month period ended October 31, 1998 and 1997, respectively.

         In 1989, the Company entered into a distribution arrangement with Hewlett-Packard Corporation ("HP") under which HP formerly distributed the Company's HFSS product on an exclusive basis (the "HP Agreement"). The HP Agreement has since expired, and HP has no right to distribute the Company's HFSS 4.0 product. Ansoft currently sells the latest version of its HFSS product, Ansoft HFSS 6.0, through its own sales force and other distributors. Revenue from the HP Agreement accounted for 6% of total revenue in both the three- and six-month period ended October 31, 1997.

         Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 42% to $4.1 million in the three-month period ended October 31, 1998, as compared to $2.9 million in the same period in the previous fiscal year. Sales and marketing expenses increased by 53% to $8.3 million in the six-month period ended October 31, 1998, as compared to $5.4 million in the same period in the previous fiscal year. The increase is attributable to an increase in the Company's sales force as a result of the acquisitions as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 74% and 46% of total revenue in the three-month period ended October 31, 1998 and 1997, respectively. Sales and marketing expenses represented 78% and 47% of total revenue in the six-month period ended October 31, 1998 and 1997, respectively.

         Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses for the three-month period ended October 31, 1998 increased 13% to $2.1 million, as compared to $1.9 million for the same period in the previous fiscal year. Research and development expenses for the six-month period ended October 31, 1998 increased 24% to $4.2 million, as compared to $3.4 million for the same period in the previous fiscal year. The increase is due to increased research and development personnel primarily as a result of the acquisitions. Research and development expenses represented 38% and 30% of total revenue in the three-month period ended October 31, 1998 and 1997, respectively. Research and development expenses represented 39% and 29% of total revenue in the six-month period ended October 31, 1998 and 1997, respectively. The Company anticipates that research and development expenses will increase in absolute dollars in future periods.

         General and administrative expenses. General and administrative expenses for the three-month period ended October 31, 1998 increased 16% to $695,000, as compared to $597,000 for the same period in the previous fiscal year. General and administrative expenses for the six-month period ended October 31, 1998 increased 25% to $1.3 million, as compared to $1.1 million for the same period in the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 13% and 9% of total revenue in the three-month period ended October 31, 1998 and 1997, respectively. General and administrative expenses represented 13% and 9% of total revenue in the six-month period ended October 31, 1998 and 1997, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

         Amortization expense. Amortization expense for the three-month period ended October 31, 1998 increased to $434,000, as compared to $376,000 for the same period in the previous fiscal year. Amortization expense for the six-month period ended October 31, 1998 increased to $856,000, as compared to $690,000 for the same period in the previous fiscal year. The increase is due to the amortization of the additional intangible assets acquired during fiscal 1998 and fiscal 1999.

         Other income. Other income for the three-month period ended October 31, 1998 increased to $416,000, compared to $96,000 for the same period in the previous fiscal year. Other income increased to $795,000 for the six-month period ended October 31, 1998, compared to $187,000 for the same period in the previous fiscal year. Other income increased due to the higher net investment balance due to the proceeds from the public offering of 2,300,000 shares in March of 1998.

         Income taxes. In the three and six-month period ended October 31, 1998, the Company recorded a net income tax benefit of $400,000 and $950,000, respectively, resulting from the partial recognition of deferred tax assets arising from net operating losses in accordance with the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes."

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company does not expect this pronouncement to impact the consolidated financial statements because the Company has not entered into derivative or hedging transactions.

Liquidity and Capital Resources

         As of October 31, 1998, the Company had $2.8 million in cash and cash equivalents and working capital of $22.1 million. Net cash used in operating activities was $1.5 million and $99,000 in the six months ended October 31, 1998 and 1997, respectively. Net cash provided by (used in) investing activities was $(15.6) million and $3.0 million in the six months ended October 31, 1998 and 1997, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $617,000 and $676,000 in the six months ended October 31, 1998 and 1997, respectively. Net cash provided by financing activities includes cash proceeds from the issuance of Common Stock totaling $120,000 and $119,000 in the six months ended October 31, 1998 and 1997, respectively. During the six months ended October 31, 1997, the Company repaid $2.3 million on its line of credit with a financial institution.

YEAR 2000 ISSUES

         The Company has recently evaluated the products the Company currently supports to determine if they are Year 2000 ready. Most of the Company's products do not rely on knowledge of the date (date-sensitive data) for performance or functionality. The Company's products only use date-sensitive data with respect to the licensing of the Company's products.

         State Of Readiness. The results of this evaluation revealed that most of the Company's supported products are Year 2000 ready. The Company plans to offer patches or upgrades to the supported products currently not Year 2000 ready.

         During 1998, an evaluation has also been done to the Company's internal support systems to determine if they are Year 2000 ready to support the Company's operations beyond the year 2000. The Company currently uses third party software systems and applications, some of which are not Year 2000 ready. The Company has the intention to stop using these software products or upgrade or replace them as part of the Company's growth plans.

         Although the Company's intention is to replace or upgrade these systems prior to June 30, 1999, the work may be extended to December 31, 1999. The failure by the Company to complete such work prior to December 31, 1999 could have a material adverse effect on the Company's business, financial condition and operations.

         Costs. The Company does not have a project tracking system that tracks the cost and time that its own internal employees spend on the Year 2000 project. Based on the Company's assessment, the cost incurred to date has not had a material impact to the Company's results of operations. The Company expects that costs directly related to Year 2000 in excess of normal upgrade and maintenance costs would not exceed approximately $100,000 for both costs incurred to date and future costs. However, there is noassurance that the costs may not exceed this amount.

         Risks. The Company is requesting its vendors to provide Year 2000 compliance certificates for all its internal support systems. However, the Company only intends to perform testing on its critical internal support systems. Inoperability related to Year 2000 problems of internal systems that are certified Year 2000 ready by the vendor and not tested by the Company could have an adverse impact to the Company's operational efficiency.

         The patches or upgrades provided by the Company as the remedies to make its products Year 2000 ready may not be accepted by the customer, which could have an adverse impact on the Company's business.

         The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 readiness. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, financial condition and results of operation. In addition, the Company does not have any meaningful data as to the state of its customers' Year 2000 readiness.

         Contingency Plans. The Company does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrences. Upon completion of testing and implementation activities, the Company will be able to assess the areas requiring contingency planning and expects to develop appropriate planning at that time. Any failure of the Company to address any unforeseen Year 2000 problems could adversely affect the Company's business, financial condition and results of operations.

                            PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of shareholders was held on September 10, 1998 at which the actions below were taken:

1. The shareholders elected the following five directors to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

                                    Shares in        Shares
     Name                             Favor          Against
     ----                             -----          -------
     Zoltan J. Cendes, Ph.D.        10,573,570       115,850
     Nicholas Csendes               10,573,570       115,850
     Thomas A.N. Miller             10,573,670       115,750
     Ulrich L. Rohde, Ph.D.         10,568,870       120,550
     John N. Whelihan               10,573,670       115,750
     Jacob K. White, Ph.D.          10,496,540       192,880

2. Shareholders approved an amendment to the Company's 1995 Stock Option Plan to increase the total number of shares of Common Stock reserved for issuance thereunder by 850,000 shares as follows: 7,787,275 shares were voted in favor, 459,406 shares were voted in opposition, and 17,925 votes abstained.

3. The appointment of KPMG Peat Marwick, LLP as the Company's independent auditors for the fiscal year ending April 30, 1999 was ratified as follows:
     10,660,421 shares were voted in favor, 20,469 shares were voted in opposition, and 8,530 votes abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed below and are incorporated herein by reference:

     Exhibit No.

         27.1     Financial Data Schedule.


(b) No reports on Form 8-K during the period from August 1, 1998 to October 31, 1998.


SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  December 10, 1998

                                    ANSOFT CORPORATION

                                    By:  /s/ Nicholas Csendes
                                       ---------------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer


                                    By:  /s/ Anthony L. Ryan
                                       ---------------------------------------
                                    Anthony L. Ryan
                                    Chief Financial Officer