Form 10-Q
period 1999-01-31
ANSOFT CORP
filed 1999-03-12
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended January 31, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ---------------    ----------------

                        Commission file number 000-27874

                               ANSOFT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  72-1001909
        -------------------------------                 -------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification no.)

        Four Station Square, Suite 660
        Pittsburgh, Pennsylvania                             15219-1119
        ----------------------------------------             ----------
        (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (412) 261-3200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the registrant's Common Stock outstanding as of the close of business on March 10, 1999 was 11,631,313.

                                            ANSOFT CORPORATION
                                                FORM 10-Q
                                                  INDEX
                                                                                        Page
                                                                                        ----
Part I   FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets - January 31, 1999
             and April 30, 1998                                                           1
           Consolidated Statements of Operations - Three and nine months
             ended January 31, 1999, and 1998                                             2
           Consolidated Statements of Cash Flows - Nine months
             ended January 31, 1999, and 1998                                             3
           Notes to the Consolidated Financial Statements                                 4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                          6

Part II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                              11

Signatures                                                                               11

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    ANSOFT CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                       (In thousands)

                                                          January 31,
                                                              1999             April 30,
                                                          (unaudited)            1998
                                                          -----------          ---------
Assets
Current assets
    Cash and cash equivalents                               $  1,761           $ 20,677
    Marketable securities                                     16,480                 --
    Accounts receivable                                        7,062              7,465
    Deferred income taxes                                      1,320              2,145
    Prepaid expenses and other assets                          1,090                536
                                                            --------           --------
Total current assets                                          27,713             30,823

Plant and equipment                                            3,488              3,097
Marketable securities                                          6,936              6,703
Other asset                                                      275                260
Deferred taxes - non current                                   2,027                 --
Intangible asset                                               7,167              8,297
                                                            --------           --------
Total assets                                                $ 47,606           $ 49,180
                                                            ========           ========

Liabilities and stockholders' equity
Current liabilities
    Line of credit                                          $  5,000           $     --
    Accounts payable                                             250                534
    Accrued expenses                                              82                264
    Income taxes                                                 371                286
    Accrued wages                                                128                347
    Deferred revenue                                           2,138              1,813
                                                            --------           --------
Total current liabilities                                      7,969              3,244

Deferred taxes - non current                                      --                237
Other liabilities                                                152                179
                                                            --------           --------
Total liabilities                                              8,121              3,660
 Stockholders' equity
     Preferred stock                                              --                 --
     Common stock                                                116                115
     Additional paid-in capital                               50,909             50,728
     Treasury stock                                           (2,710)                --
     Other accumulated comprehensive income (loss)              (526)                43
     Accumulated deficit                                      (8,304)            (5,366)
                                                            --------           --------
 Total stockholders' equity                                   39,485             45,520
                                                            --------           --------
 Total liabilities and stockholders' equity                 $ 47,606           $ 49,180
                                                            ========           ========

See accompanying notes to the consolidated financial statements.

                                                ANSOFT CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)

                                                   Three months ended January 31,         Nine months ended January 31,
                                                      1999                1998              1999                1998
                                                   ----------           ---------         --------           ---------
Revenues
    License                                          $  4,769           $  5,005          $ 11,985           $ 13,912
    Service and other                                   1,321              1,840             4,760              4,552
                                                     --------           --------          --------           --------
Total revenue                                           6,090              6,845            16,745             18,464

Costs and expenses
    Sales and marketing                                 4,267              3,145            12,591              8,565
    Research and development                            2,033              1,976             6,205              5,350
    General and administrative                            706                600             2,036              1,667
    Amortization                                          434                395             1,290              1,085
                                                     --------           --------          --------           --------
Total costs and expenses                                7,440              6,116            22,122             16,667
                                                     --------           --------          --------           --------
Income (loss) from operations                          (1,350)               729            (5,377)             1,797
Other income, net                                         404                108             1,199                295
                                                     --------           --------          --------           --------
Income (loss) before income taxes                        (946)               837            (4,178)             2,092

Income tax benefit                                        290                240             1,240                630
                                                     --------           --------          --------           --------
Net income (loss)                                    $   (656)          $  1,077          $ (2,938)          $  2,722
                                                     ========           ========          ========           ========
Net income (loss) per share
    Basic                                            $  (0.06)          $   0.12          $  (0.26)          $   0.30
                                                     ========           ========          ========           ========
    Diluted                                          $  (0.06)          $   0.11          $  (0.26)          $   0.27
                                                     ========           ========          ========           ========
Weighted average shares used in calculation
    Basic                                              11,231              9,205            11,402              9,108
                                                     ========           ========          ========           ========
    Diluted                                            11,231             10,187            11,402              9,949
                                                     ========           ========          ========           ========


See accompanying notes to the consolidated financial statements.

                                            ANSOFT CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                               (Unaudited)

                                                                            Nine months ended January 31,
                                                                               1999               1998
                                                                             --------           --------
Cash flows from operating activities
  Net income (loss)                                                          $ (2,938)          $  2,722
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities
  Depreciation                                                                    530                450
  Amortization                                                                  1,290              1,085
  Deferred taxes                                                               (1,439)              (687)
Changes in assets and liabilities
  Accounts receivable                                                             403             (2,100)
  Prepaid expenses and other assets                                              (554)              (132)
  Other assets and liabilities                                                    (42)              (451)
  Accounts payable                                                               (284)               190
  Accrued wages and expenses                                                     (316)            (1,192)
  Deferred revenue                                                                325                295
                                                                             --------           --------
Net cash provided by (used in) operating activities                            (3,025)               180
                                                                             --------           --------
Cash flows from investing activities
  Purchases of plant and equipment                                               (921)              (955)
  Investment in acquired businesses                                              (160)            (1,037)
  Sale (purchases) of marketable securities                                   (17,260)             5,204
                                                                             --------           --------
Net cash provided by (used in) investing activities                           (18,341)             3,212
                                                                             --------           --------
Cash flows from financing activities
  Proceeds from (payments on) line of credit, net                               5,000             (2,871)
  Purchase of treasury stock                                                   (2,710)                --
  Proceeds from the issuance of common stock, net                                 182                (28)
                                                                             --------           --------
Net cash provided by (used in) financing activities                             2,472             (2,899)
Effect of exchange rate                                                           (22)                --
                                                                             --------           --------
Net increase (decrease) in cash and cash equivalents                          (18,916)               493
Cash and cash equivalents at beginning of period                               20,677                312
                                                                             --------           --------
Cash and cash equivalents at end of period                                   $  1,761           $    805
                                                                             ========           ========
Supplemental disclosures of cash flow information
  Cash paid for interest                                                     $     18           $    146
                                                                             ========           ========
  Cash paid for income taxes                                                 $     30           $     69
                                                                             ========           ========


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

(2) Borrowings

         The Company has available a secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit is secured by the marketable securities held with the institution. As of January 31, 1999, $5.0 million was the outstanding balance on the line of credit.

(3)  Comprehensive income (loss)

On May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Adoption of SFAS 130 did not impact the Company's consolidated financial position, results of operations or cash flows for the nine months ended January 31, 1999 and 1998. The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

                                                    Nine Months Ended January 31,
                                                          1999           1998
                                                        --------        ------
Net income (loss)                                       $(2,938)        $2,722
Unrealized gain (loss) on marketable securities            (547)           156
Foreign currency translation adjustments                    (22)            --
                                                        -------         ------
Comprehensive income (loss)                             $(3,507)        $2,878
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

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented:

                                                           Income                 Per share
                                                           (loss)       Shares      amount
                                                           ------       ------      ------
                 Three months ended January 31, 1999
                 -----------------------------------
                 Basic net income (loss) per share.....  $  (656)       11,231      $(0.06)
                 Effect of dilutive securities:
                    Stock options......................       --            --          --
                                                         -------        ------      ------
                 Diluted net income (loss)
                    per share..........................  $  (656)       11,231      $(0.06)
                                                         =======        ======      ======

                 Three months ended January 31, 1998
                 -----------------------------------
                 Basic net income (loss) per share.....  $ 1,077         9,205      $ 0.12
                 Effect of dilutive securities:
                    Stock options......................       --           982       (0.01)
                 Diluted net income (loss)               $ 1,077        10,187      $ 0.11
                    per share..........................  =======        ======      ======


                                                           Income                 Per share
                                                           (loss)       Shares      amount
                                                           ------       ------      ------
                 Nine months ended January 31, 1999
                 ----------------------------------
                 Basic net income (loss) per share.....  $(2,938)       11,402      $(0.26)
                 Effect of dilutive securities:
                    Stock options......................       --            --          --
                                                         -------        ------      ------
                 Diluted net income (loss)
                    per share..........................  $(2,938)       11,402      $(0.26)
                                                         =======        ======      ======

                 Nine months ended January 31, 1998
                 ----------------------------------
                 Basic net income (loss) per share.....  $ 2,722        9,108       $ 0.30
                 Effect of dilutive securities:
                    Stock options......................       --          841        (0.03)
                 Diluted net income (loss)
                 per share.............................  $ 2,722        9,949       $ 0.27
                                                         =======       ======       ======

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

Results of Operations

         The following table sets forth the percentage of total revenue of each item in the Company's consolidated statements of operations:

                                              Three months ended January 31,           Nine months ended January 31,
                                                1999                 1998                1999                 1998
                                                ----                 ----                ----                 ----
Revenues:
   License                                        78%                  73%                 72%                  75%
   Service and other                              22                   28                  28                   25
                                                ----                 ----                ----                 ----
Total revenue                                    100                  100                 100                  100

Costs and expenses:
   Sales and marketing                            70                   46                  75                   46
   Research and development                       33                   29                  37                   29
   General and administrative                     12                    9                  12                    9
   Amortization                                    7                    6                   8                    6
                                                ----                 ----                ----                 ----
Total costs and expenses                         122                   89                 132                   90
                                                ----                 ----                ----                 ----
Income (loss) from operations                    (22)                  11                 (32)                  10
Other income                                       7                    1                   7                    1
                                                ----                 ----                ----                 ----
Income (loss) before income taxes                (16)                  12                 (25)                  11
Income taxes                                       5                    4                   7                    4
                                                ----                 ----                ----                 ----
Net income (loss)                                (11)%                 16%                (18)%                 15%
                                                ====                 ====                ====                 ====


Comparison of The Three and Nine Months Ended January 31, 1999 and 1998

         Revenue. Total revenue in the three-month period ended January 31, 1999 decreased 11% to $6.1 million from $6.8 million in the comparable period of the preceding fiscal year. Total revenue in the nine-month period ended January 31, 1999 decreased 9% to $16.7 million from $18.5 million in the comparable period of the preceding fiscal year. The decrease in total revenue is primarily attributable to lower sales in the Asia-Pacific region and a decrease in service revenue due to the completion of a research and development cost sharing contract during 1998. License revenue during the three-month period ended January 31, 1999 decreased 5% to $4.8 million from $5.0 million during the comparable period in the prior fiscal year. License revenue during the nine-month period ended January 31, 1999 decreased 14% to $12.0 million from $13.9 million during the comparable period in the prior fiscal year.

         International revenue accounted for 56% and 52% of the Company's total product revenue in the three-month period ended January 31, 1999 and 1998, respectively. International revenue accounted for 53% and 50% of the Company's total product revenue in the nine-month period ended January 31, 1999 and 1998, respectively.

         Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 36% to $4.3 million in the three-month period ended January 31, 1999, as compared to $3.1 million in the same period in the previous fiscal year. Sales and marketing expenses increased by 47% to $12.6 million in the nine-month period ended January 31, 1999, as compared to $8.6 million in the same period in the previous fiscal year. The increase is attributable to an increase in the Company's sales force as a result of the acquisitions as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 70% and 46% of total revenue in the three-month period ended January 31, 1999 and 1998, respectively. Sales and marketing expenses represented 75% and 46% of total revenue in the nine-month period ended January 31, 1999 and 1998, respectively. The Company anticipates that sales and marketing expenses will increase in absolute dollars in future periods.

         Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses for the three-month period ended January 31, 1999 increased 3% to $2.0 million, as compared to the same period in the previous fiscal year. Research and development expenses for the nine-month period ended January 31, 1999 increased 16% to $6.2 million, as compared to $5.4 million for the same period in the previous fiscal year. The increase is due to increased research and development personnel primarily as a result of the acquisitions. Research and development expenses represented 33% and 29% of total revenue in the three-month period ended January 31, 1999 and 1998, respectively. Research and development expenses represented 37% and 29% of total revenue in the nine-month period ended January 31, 1999 and 1998, respectively. The Company anticipates that research and development expenses will increase in absolute dollars in future periods.

         General and administrative expenses. General and administrative expenses for the three-month period ended January 31, 1999 increased 18% to $706,000, as compared to $600,000 for the same period in the previous fiscal year. General and administrative expenses for the nine-month period ended January 31, 1999 increased 22% to $2.0 million, as compared to $1.7 million for the same period in the previous fiscal year. The increase is due to additional costs required to support the increase in operations. General and administrative expenses represented 12% and 9% of total revenue in the three-month period ended January 31, 1999 and 1998, respectively. General and administrative expenses represented 12% and 9% of total revenue in the nine-month period ended January 31, 1999 and 1998, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

         Amortization expense. Amortization expense for the three-month period ended January 31, 1999 increased to $434,000, as compared to $395,000 for the same period in the previous fiscal year. Amortization expense for the nine-month period ended January 31, 1999 increased to $1.3 million, as compared to $1.1 million for the same period in the previous fiscal year. The increase is due to the amortization of the additional intangible assets acquired during fiscal 1998 and fiscal 1999.

         Other income. Other income for the three-month period ended January 31, 1999 increased to $404,000, compared to $108,000 for the same period in the previous fiscal year. Other income increased to $1.2 million for the nine-month period ended January 31, 1999, compared to $295,000 for the same period in the previous fiscal year. Other income increased due to the higher net investment balance made available from the proceeds from the public offering of 2.3 million shares in March of 1998.

         Income taxes. In the three and nine-month period ended January 31, 1999, the Company recorded a net income tax benefit of $290,000 and $1.2 million, respectively, resulting from the partial recognition of deferred tax assets in accordance with the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes." Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company does not expect this pronouncement to impact the consolidated financial statements because the Company has not entered into derivative or hedging transactions.

Liquidity and Capital Resources

         As of January 31, 1999, the Company had $1.8 million in cash and cash equivalents and working capital of $19.7 million. Net cash provided by (used in) operating activities was $(3.0) million and $180,000 in the nine months ended January 31, 1999 and 1998, respectively. Net cash provided by (used in) investing activities was $(18.3) million and $3.2 million in the nine months ended January 31, 1999 and 1998, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $921,000 and $955,000 in the nine months ended January 31, 1999 and 1998, respectively. Net cash provided by financing activities includes cash proceeds of $5.0 million from a new line of credit in the nine months ended January 31, 1999. During the nine months ended January 31, 1998, the Company repaid $2.9 million on its line of credit with a financial institution.

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

         Costs. The Company does not have a project tracking system that tracks the cost and time that its own internal employees spend on the Year 2000 project. Based on the Company's assessment, the cost incurred to date has not had a material impact to the Company's results of operations. The Company expects that costs directly related to Year 2000 in excess of normal upgrade and maintenance costs would not exceed approximately $100,000 for both costs incurred to date and future costs. However, there is no assurance that the costs may not exceed this amount.

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

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed below and are incorporated herein by reference:

     Exhibit No.

         10.15    Revolving Credit Agreement
         27.1     Financial Data Schedule.


(b) No reports on Form 8-K during the period from November 1, 1998 to January 31, 1999.


SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  March 10, 1999

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