Form 10-K
period 1999-04-30
ANSOFT CORP
filed 1999-07-23
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

ANNUAL REPORT
(Mark one)

[x] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 [fee required] for the fiscal year ended April 30, 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 [no fee required]for the transition period from ________ to ________

                        Commission file number 000-27874

                               ANSOFT CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                              72-1001909
             (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)        Identification no.)

             Four Station Square, Suite 200
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of July 15, 1999, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $40,819,013.

The number of shares of the registrant's Common Stock outstanding as of the close of business on July 15, 1999 was 11,685,663.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of Ansoft Corporation (the "Company") to be furnished in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS


Item of Form 10-K                                                                                Page
-----------------                                                                                ----
Part I
         1.       Business                                                                         2
         2.       Properties                                                                      11
         3.       Legal Proceedings                                                               11
         4.       Submission of Matters to a Vote of Security Holders                             11
         4.(a)    Executive Officers of the Registrant                                            11

Part II
         5.       Market for Registrant's Common Stock, Preferred Stock and
                  Warrants, and Related Stockholders Matters                                      12
         6.       Selected Consolidated Financial Data                                            12
         7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       14
         8.       Financial Statements and Supplementary Data                                     21
         9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures                                            20


Part III
Part III information will appear in Item 4(a) of Part I of Form 10-K and in the Registrant's Proxy Statement in connection with its Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission and such information is incorporated herein by this reference as of the date of such filing.

Part IV
         14.      Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                                            35
Signatures                                                                                       36

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

PRODUCTS

    The Company's high-frequency software enables users to design RF ICs, antenna and radar systems and microwave components. The Company's signal integrity software enables users to design computer interconnects, IC Packaging structures and electronic systems by accurately capturing the degradation in signal quality due to higher clock speeds and smaller physical dimensions. The Company's Maxwell Eminence software combines both HF and SI functionality. The Company's electromechanical software products enable designers of electromechanical components and systems to optimize the electrical performance of their designs while increasing manufacturing yields. Ansoft products are available for Unix-based workstations and personal computers running Microsoft Windows 95 and Windows NT.


Ansoft High Frequency Software

     Our High Frequency products address the complete simulation needs of the RF, Microwave or High Frequency design engineer. Our tools allow for the evaluation of the physics of individual components, and then the engineer can easily combine circuit and/ or system simulation to clearly evaluate design concerns. high-frequency software enables users to design RF ICs, antenna and radar systems and microwave components.

     Ansoft's Serenade Design Environment

     Ansoft HFSS is a 3D structure electromagnetic field simulator for high frequency, RF & wireless design needs. Ansoft HFSS brings the power of the finite element method (FEM) to the engineer's desktop by leveraging advanced techniques such as automatic adaptive mesh generation and refinement, tangential vector finite elements, and Adaptive Lanczos Pade Sweep (ALPS). HFSS automatically computes multiple adaptive solutions until a user-defined convergence criterion is met. The U.S. list price of Ansoft HFSS 6.0 is $41,900.

     Ensemble is a Method of Moments (MoM) simulation software package for the design and simulation of RF and wireless circuit and planar antennas for customers in the communications markets. MoM lends itself well to layered media such as PCB, MMIC, and planar antenna structures. Ensemble allows designers to utilize the power of full wave planar simulation by offering an easy-to-use interface, advanced simulation features, and integration with other products in the Serenade Design Environment. The U.S. list price of Ensemble is $16,900.

     Harmonica is a linear and nonlinear circuit simulator. Harmonica offers full linear and nonlinear analysis features, including integrated schematic capture, tuning, optimization, statistical analysis, and design centering (yield optimization). Libraries of commercial components feature over 100,000 active and passive devices, allowing easy access to standard transistors, diodes, resistors, capacitors, and inductors from major manufacturers. In addition, utilities are included to speed the process of transmission line design, matching network extraction, and filter synthesis for both lumped and distributed designs. The U.S. list price of this product ranges from $9,900 to $21,900.

     Symphony is a wireless and wired system simulator. Symphony adds efficient analog, digital, and mixed-mode (analog and digital) system analysis capabilities to the Environment. Users can quickly construct a system by including blocks from libraries of built-in analog RF and digital signal processing (DSP) components. Trade-offs between different design approaches can be rapidly investigated at an early stage to reduce design cycle time and avoid costly redesigns due to RF and DSP system interactions. The U.S. list price of this product is $11,900 to $28,900.

     AnsoftLinks links customers and their designs directly to our computational analysis tools. This capability is available for either HP EEsof Series IV, Cadence Allegro, or Xynetix Encore BGA technologies. HP EEsof Series IV high-frequency circuit designs can be directly translated into Ansoft's Serenade Design Environment. Designs are automatically converted into Serenade projects using IFF files and a specialized neutral format. Linear and nonlinear translations are fully supported. The U.S. list price of this product is $4,900.

Ansoft Signal Integrity Software

     Our Signal Integrity products address the complete simulation needs of the High Speed Electronics design engineer. Our tools allow for the evaluation of the physics from the chip level through to the board level, and the coupling concerns of IC packaging, cables, connectors, and interconnects. The engineer can combine field effects with circuit simulation to clearly evaluate the design ramifications of higher clock speeds and smaller physical dimensions.



     Maxwell Eminence combines the functionality of the Company's high frequency and signal integrity products to enable designers of wireless communication systems to design RF components and sub-systems and to evaluate the interaction between the digital and RF portions of communications systems. This product allows system designers to model critical path PCB emissions, evaluate component level electromagnetic interference and to study shielding effectiveness enabling them to design for FCC and other regulatory guidelines proactively. The U.S. list price of this product is $64,900.

     Maxwell EZ2D Calculator is the first ever, extremely easy-to-use 2D field solver. Maxwell EZ2D Calculator automatically and adaptively creates the mesh and solves Maxwell's equations to calculate the characteristic impedances, velocities, and cross talk between all conductors. This tool combines the ease of a spreadsheet with the accuracy of a field solver to calculate all the line parameters for a PCB, MCM or IC stackup. The U.S. list price of this product is $4,900.

     Spicelink (SI 2D and SI 3D) is a 2D or 3D structure electromagnetic field simulator. SI 2D is a suite of tools which extracts the electrical circuit model of either 2D or 3D interconnect and performs a SPICE simulation for signal integrity analysis. This suite has been compiled to increase the productivity of engineers involved in the physical design of interconnects for high speed digital applications. The U.S. list price of this product is $34,900.

     ParICs is an automated 2D and 3D structure generation modeling tool. It is a vital component of our software solution for your complex IC package design needs. The ParICs Physical IC Modeler is an easy to use modeling tool which allows you to generate geometric models of complex IC packages in minutes. The desired structures come from common JEDEC leaded package libraries. These structures can then be used in our complete suite of signal integrity tools for design, electrical characterization and product documentation.

     Pacific Numerix Solutions. Pacific Numerix Electronic Design Validation System (EDVS) is a powerful tool suite that provides virtual design-to-manufacturing prototyping and is best of breed in signal integrity and EMI/EMC analysis at all levels: IC, first-level packaging, PCB, and system. Moreover, Pacific Numerix offers a complementary best of breed mechanical analysis tool suite including thermal, vibration, fatigue, and solder simulation. The U.S. list price of these products ranges from $27,000 to $80,000.

Ansoft EM Software

Our Electromagnetic/ Electromechanical products address the simulation needs of the Low Frequency design engineer. Our tools allow for the evaluation of the physics of devices whose components include permanent magnets, DC current carrying conductors, AC current carrying conductors, time varying excitations, and nonlinear soft irons or steels. The engineer can evaluate design concerns by easily computing the force, torque, or inductance, or by observing the actual field solution. Additional capabilities allow for the comprehensive handling of motion, mechanical components, and back emf's.

     Maxwell 3DFS is a 3D structure electromagnetic field simulator. Maxwell 3DFS uses electromagnetic field simulation to accurately predict product performance from physical design information. Using technology specifically designed for electromagnetic analysis, the Maxwell 3DFS allows designers to experiment with various three dimensional geometries, materials and excitation levels to shorten design cycles while saving prototyping dollars. The U.S. list price of this product ranges from $15,120 to $29,900.

     Maxwell 2DFS is a 2D structure electromagnetic field simulator. Maxwell 2DFS is a comprehensive, easy-to-use software tool for design problems requiring an accurate, two-dimensional representation of the electric or magnetic field behavior. Maxwell 2D quickly obtains critical device parameters such as force, torque, induction and saturation effects from the physical design information on PCs and UNIX workstations. The integrated parametric analysis module automatically evaluates change in geometry, material and electrical parameters allowing all design options to be thoroughly explored within a single simulation. The U.S. list price of this product ranges from $3,900 to $9,900.

     EMSS is an Electromechanical system simulator. EMSS is a single integrated solution for analyzing the interaction of currents, voltages, and mechanical loads and motion within an electromechanical device. This system engineering environment provides fundamental analytical understanding and accurately predicts the performance and interactions of control system components and subsystems using your desktop computer. Electric machines, sensors, transformers, and actuators are a few of the many devices that may be simulated with EMSS. This virtual prototype of the complete system behavior dramatically reduces costs and shortens the design cycle. The U.S. list price of this product ranges from $15,920 to $19,900.

     EMAS is a 2D and 3D Electromagnetic Finite Element (FEM) simulation and analysis software for a wide range of DC, AC, time domain, and coupled electromagnetic/ electromechanical applications. EMAS abilities include a comprehensive sensitivity to nonlinear and anisotropic materials. Technologies include nonlinear transients, coupled Electromagnetic/ Mechanical solutions, coupled Electromagnetic/ Thermal solutions. Additional capabilities include 1D, 2D, tetra, quadra, penta element types. The U.S. list price of this product ranges from $19,900 to $44,900.

     PEmag is our 2D power electronics parameter simulator. PEmag, part of Ansoft's Maxwell Designer suite of software, performs advanced electromagnetic and signal analysis of inductors and transformers. Classical design methods rely on build-test iterations until appropriate behavior of the component is achieved. PEmag eliminates this costly design methodology by accurately simulating magnetic behavior including the effects of frequency, geometry and material. The magnetic behavior obtained is automatically output to an electric circuit model. The U.S. list price of this product is $4,900.



RESEARCH AND DEVELOPMENT

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

    As of April 30, 1999, the Company's product development group consisted of 91 employees. The Company seeks to hire experts in the fields of electromagnetic engineering, high speed circuit simulation, applied mathematics and software development.

    During fiscal 1999, 1998 and 1997, research and development expenses were $8.4 million, $7.3 million and $3.0 million, respectively.

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

    Direct. In North America, the Company maintains sales and support offices in Arizona, Northern and Southern California, Florida, Massachusetts, Michigan, New Jersey, Ohio, Pennsylvania, Texas, Wisconsin, and a telemarketing sales group operating from its Pittsburgh headquarters. In Asia, the Company maintains direct sales and support offices in Japan, Korea, Singapore, Taiwan, and China. In Europe, the Company maintains sales and support offices in England, Germany, France, and Italy. As of April 30, 1999, the Company had a direct sales force of 46 representatives, supported by 75 employees in application engineering, marketing and sales administration.

    The Company also has distribution agreements with various international distributors. The Company supports its distributors and their customers with technical, sales and management personnel.

CUSTOMERS

    The Company has significant breadth in its installed base with over 500 customers in the communications, semiconductor, automotive/industrial, computer, consumer electronics and defense/aerospace industries. No single customer in the Company's installed base accounted for more than 10% of total revenue within any of the past three fiscal years. The following table lists a representative sample of the Company's current worldwide end-user customers by industry.

          COMMUNICATIONS              SEMICONDUCTOR            AUTOMOTIVE/INDUSTRIAL
          --------------              -------------            ---------------------
          Motorola                    Intel                    ABB
          Ericsson                    Anam Semiconductor       Chrysler
          Andrew Corporation          Applied Materials        Cutler Hammer
          GEC-Marconi                 Amkor Electronics        Daimler Benz
          Hughes                      ETRI                     Delphi Packard
          Italtel S.p.A.              Harris Semiconductor     Dupont
          Lucent Technologies         LG                       Eaton
          Metawave Communications     Molex                    Ford Motor
          Celwave                     VLSI                     General Motors
          Qualcomm                    Teradyne                 Honda
          Rockwell                    Texas Instruments        Hyundai
          Siemens                     Triquint Semiconductor   Nissan
          EMS                                                  Robert Bosch
          Nortel                                               Wolff Controls
          ST Microelectronics


          COMPUTER                    CONSUMER ELECTRONICS     DEFENSE/AEROSPACE
          --------                    --------------------     -----------------
          Fujitsu                     Daewoo Electronics       Raytheon
          Hitachi                     Kyocera                  Bell Helicopter
          Honeywell                   General Electric         Boeing
          IBM                         Matsushita               Jet Propulsion Laboratory
          NEC                         Mitsubishi               Lawrence Livermore Lab.
          Seagate                     Nikon                    Lockheed-Martin
          Tektronix                   Phillips                 Northrop Grumman
                                      Sharp                    Allied Signal
                                      Sony                     TRW
                                      Toshiba                  US Naval Research
                                                               Laboratory


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

COMPETITION

    The EDA software industry is highly competitive and is characterized by continuing advances in products and technologies. In general, competition comes from major EDA vendors, many of which have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company. The Company competes directly with certain major EDA vendors and privately-held companies which also provide products based on electromagnetic principles derived from Maxwell's Equations. There can be no assurance that the major EDA vendors and other EDA companies will not expand and develop new products in the electromagnetics-based EDA market. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of whom design and develop customized design tools for their particular needs. In addition, the EDA industry has become increasingly concentrated in recent years as a result of acquisitions, and further concentration within the EDA industry could result in increased competition for the Company. The Company's software products currently compete with certain software offerings from Hewlett-Packard Corporation ("HP"). In 1989, the Company entered into a distribution arrangement with Hewlett-Packard Corporation ("HP") under which HP formerly distributed the Company's HFSS product on an exclusive basis (the "HP Agreement"). The HP Agreement has since expired, and HP has no right to distribute the Company's HFSS product. Ansoft currently sells HFSS through its own sales force and other distributors. There can be no certainty that the Company will be able to compete successfully against HP. The failure of the Company to compete successfully against current and future competitors would have a material adverse effect on the Company's business, operating results and financial condition. Ansoft believes that its current products compete effectively on the basis of product functionality, solution speed and accuracy, reliability, price, ease of use and technical support for applications which require accurate modeling of electromagnetic interaction. However, there is no assurance that the Company will not face competitive technologies that could hinder its future prospects.

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

    Compact Software(R), Maxwell(R), Harmonica(R), Ensemble(R), ParICs(R), and Serenade(R), are registered United States trademarks of Ansoft.

EMPLOYEES

    As of April 30, 1999, the Company had a total of 227 employees, including 91 in research and development, 121 in sales, marketing, and customer support services and 15 in administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. Many of the Company's employees are highly skilled, and there is no assurance that the Company will be able to attract and retain sufficient technical personnel in the future.

ADDITIONAL RISK FACTORS

    Uncertainty of Broad Market Acceptance. Historically, substantially all of the Company's revenue has been derived from the licensing and support of its electromagnetic analysis software. To date, there has been a limited market for electromagnetic analysis software. The failure of this market to develop or the slow development of this market would have a material adverse effect on the Company's business, operating results and financial condition. The Company believes that a number of factors will be necessary for its products to achieve broad market acceptance. These factors include increased demand for performance, miniaturization and manufacturing yield in the communications, computer and electronics industries; integration of its products with existing design systems and complementary EDA software; and user familiarity with the Company's products and capabilities. A decreased demand for electromagnetic analysis software as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that markets for the Company's products will develop further or, if they do, that the Company's products will achieve broad market acceptance. See "Business--

Products" and "Business--Research and Development."

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

    Limited Trading History of Common Stock; Potential Volatility of Stock Price. The Company's Common Stock first became publicly traded on April 3, 1996 after the Company's initial public offering at $8.50 per share. The market price of the Common Stock has and could continue to fluctuate substantially due to a variety of factors, including quarterly fluctuations in results of operations, adverse circumstances affecting the introduction or market acceptance of new products and services offered by the Company, announcements of new products and services by competitors, changes in the EDA environment, changes in earnings estimates by analysts, changes in accounting principles, sales of Common Stock by existing holders, loss of key personnel and other factors. The market price for the Company's Common Stock may also be affected by the Company's ability to meet securities or industry analysts' expectations, and any failure to meet such expectations, even if minor, could have a material adverse effect on the market price of the Company's Common Stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Any such litigation instituted against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Price Range of Common Stock."

    Risks Associated with Acquisitions. The Company's strategy includes the acquisition of businesses, products and technologies that are complementary to those of the Company. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers. In furtherance of this strategy, in fiscal 1999 Ansoft acquired a majority interest in Pacific Numerix Corporation ("Pacific Numerix"), in fiscal 1997 and 1998 the Company acquired three businesses, Compact Software, Inc. ("Compact"), the Electronic Business Unit (the "EBU") of MacNeal Schwendler Company ("MSC") and Boulder Microwave Technologies, Inc. ("Boulder"). There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate these and any future acquired businesses. The failure of the Company to integrate any acquired businesses could have a material adverse effect on the Company's business, operating results and financial condition. In order to finance any future acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Acquisitions."

    Risks Associated with Company Investments. The Company invested a portion of the proceeds of its initial and secondary public offerings in certain long-, medium- and short-term investment grade, interest-bearing securities, and currently holds $22.2 million (as valued on its balance sheet as of April 30, 1999) in such securities. The value of the Company's investment in such instruments is subject to the normal risks of interest-bearing investments. Over time, the level of interest rates available in the market changes. As prevailing interest rates fall, the prices of securities that trade on a yield basis tend to rise. Conversely, when prevailing interest rates rise, bond prices generally will fall. Generally, the longer the maturity of a fixed-income security, the higher its yield and the greater its price volatility. As a consequence, the value of the instruments held by the Company could fluctuate substantially over time, depending upon long-term and short-term trends and interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    Dependence on Proprietary Technology. The Company's success is heavily dependent upon its proprietary software technology. The Company does not currently have any patents and relies principally on trade secret and copyright laws and contractual protections to establish and protect its proprietary rights. However, there can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its technology. Moreover, third parties could independently develop competing technologies that are substantially equivalent to the Company's technologies. Although the Company believes that its products and proprietary rights do not infringe patents and proprietary rights of third parties, there can be no assurance that infringement claims, regardless of merit, will not be asserted against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such third parties. In addition, there can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Proprietary Rights."

    Dependence on Key Personnel. The Company's future operating results depend in large part upon the continued services of its key technical and management personnel, including Dr. Zoltan J. Cendes, a founder, Chairman of the Board of Directors and Chief Technology Officer of the Company. The Company does not have employment contracts with Dr. Cendes or any other executive officer. The Company also believes that its future success will also depend in large part on its ability to continue to attract and retain highly-skilled technical, marketing and management personnel. The competition for such personnel, as well as for qualified EDA engineers, is intense. There can be no assurance that the Company will be able to continue to attract and retain the qualified technical and other personnel necessary for the development of its business. The Company maintains key-man life insurance with respect to Dr. Cendes in the amount of $5,000,000. See "Business--Research and Development," and "--Employees" and "Management."

    Use of Distributors and Shift in Distribution Model. A significant portion of the Company's license and service revenue results from a limited number of international distributors. During fiscal 1999, 1998 and 1997, revenue from international distributors accounted for approximately 10%, 19%, and 19%, respectively, of the Company's total revenue. In addition, pursuant to the HP Agreement, HP formerly distributed the Company's HFSS product on an exclusive basis. The HP Agreement has since expired, and HP has no right to distribute the Company's HFSS product. Ansoft currently sells through its own sales force and other distributors. During fiscal 1998 and 1997, revenue from the HP Agreement accounted for approximately 3% and 12%, respectively, of the Company's total revenue.

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

    The Company has recently shifted its distribution model to the use of direct sales personnel in Asia and other foreign markets. There can be no assurance that this transition will not result in dislocations or delays in penetration in these markets or that the recent shift will not result in start-up costs and other expenses. These expenses may be incurred before a commensurate level of revenues are generated in these markets. Failure to generate a requisite level of revenues in light of these expenses could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Sales and Marketing."

    Risks Associated with International Licensing. International license and service revenue accounted for 52%, 48% and 41% of total product revenue in fiscal 1999, 1998 and 1997, respectively. The Company expects that international license and service revenue will continue to account for a significant portion of its revenue. The majority of the Company's international sales are priced in foreign currencies which the Company does not hedge and as such the Company's revenues and profits from such sales are subject to fluctuation due to variable foreign currency exchange rates. International licenses involve a number of inherent risks, including fluctuations in foreign currency exchange rates, variability of foreign economic conditions, changing restrictions imposed by United States export laws, the impact of recessionary environments in economies outside the United States, generally longer receivables collection periods, unexpected changes in and compliance with regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain. See "Business--Sales and Marketing."

    Management of Growth. The Company's business has experienced rapid growth in recent years which has placed and could continue to place a significant strain on the Company's managerial and other resources. Revenues have grown from $6.2 million in fiscal 1995 to $24.4 million in fiscal year 1999, and the number of employees has grown from 69 in April 1996 to 227 as of April 30, 1999. The Company's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. The Company's success abroad will depend in part on its ability to manage its foreign operations. There can be no assurance that such efforts can be accomplished successfully. The failure to manage growth effectively or to generate sufficient increased revenues necessary to cover any higher costs resulting from such growth could have a material adverse effect on the Company's business, operating results and financial condition. See "Business."

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

ITEM 2. PROPERTIES

    The Company occupies approximately 23,000 square feet of space at its headquarters in Pittsburgh, Pennsylvania under a lease expiring in 2006. The Company also leases sales and support offices in Arizona, California, Colorado, New Jersey, Wisconsin, Europe and Asia. The Company's current aggregate annual rental expenses for these facilities is approximately $1.3 million. Ansoft believes that its existing facilities are adequate for its current needs and that suitable additional space will be available when needed.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any litigation and is not aware of any threatened litigation, unasserted claims or assessments that could have material adverse effect on the Company's business, consolidated operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable


ITEM 4.(a) OFFICERS OF THE REGISTRANT

OFFICERS

    The following table sets forth certain information concerning each of the officers of the Company:

                  NAME                AGE              TITLE
        -----------------------     -------   --------------------------------------
        Zoltan J. Cendes, Ph.D...     53      Chief Technology Officer
        Nicholas Csendes.........     55      President, and Chief Executive Officer
        Padmanabhan Premkumar....     35      Vice President-Marketing
        Jack Parkes..............     39      Vice President-Engineering
        Anthony L. Ryan..........     31      Chief Financial Officer

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

    Nicholas Csendes is a founder of Ansoft and has served as President, Chief Executive Officer and Secretary since 1992 and a director since 1984. Mr. Csendes was a senior investment officer with Sun Life of Canada, a major international financial institution focusing on the sale of life insurance and retirement products ("Sun Life"), for over 15 years. Since 1985, Mr. Csendes has been involved with various public and private companies including a publicly-held interactive software company, and has been an officer, director and a controlling stockholder of American Banner Resources, Inc. ("ABR"), a privately-held holding company with various interests in real estate and public and private securities.

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

    Anthony L. Ryan joined Ansoft in 1995 as corporate controller. In May 1997, Mr. Ryan was appointed Chief Financial Officer. From 1991 to 1995, Mr. Ryan worked as a certified public accountant with KPMG LLP, an international accounting firm.

    Dr. Zoltan J. Cendes and Mr. Nicholas Csendes are brothers. There are no other family relationships between the executive officers of the Company.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    The Company's Common Stock has been traded on the Nasdaq National Market under the symbol ANST since April 3, 1996. The following table sets forth, for the periods indicated, the range of high and low last reported sale prices for the Common Stock as reported on the Nasdaq National Market.

                                                                    HIGH           LOW
                                                                  ---------     ---------
           FISCAL YEAR ENDED APRIL 30, 2000
             1st Quarter (through June 30, 1999)..............    $  10.000     $   7.125

           FISCAL YEAR ENDED APRIL 30, 1999
             1st Quarter......................................       13.750         8.375
             2nd Quarter......................................        6.563         5.125
             3rd Quarter......................................        6.250         4.875
             4th Quarter......................................    $   8.000     $   6.125

           FISCAL YEAR ENDED APRIL 30, 1998
             1st Quarter......................................        9.000         4.875
             2nd Quarter......................................       23.250         8.375
             3rd Quarter......................................       16.688        10.000
             4th Quarter......................................    $  15.375     $  11.375

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

On July 15, 1999, the Company had approximately 148 shareholders of record, of which certain of the recordholders were registered clearing agencies holding common stock on behalf of participants of such clearing agencies.


ITEM 6. SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

    The selected condensed consolidated financial data presented below for the five years ended April 30, 1999 are derived from the Company's Consolidated Financial Statements and related Notes thereto which have been audited by KPMG LLP, independent certified public accountants. The operating results are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. The selected condensed consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto appearing elsewhere herein.

                                                                   FISCAL YEAR ENDED APRIL 30,
                                                   --------------------------------------------------------------
                                                     1999          1998         1997          1996         1995
                                                   --------      --------     --------      --------     --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
              CONSOLIDATED STATEMENT OF
                OPERATIONS DATA:
                  Revenue
                      License ................     $ 17,847      $ 19,974     $ 11,950      $  7,995     $  5,921
                      Service and other ......        6,628         6,309        2,238           700          233
                                                   --------      --------     --------      --------     --------
                           Total revenue .....       24,475        26,283       14,188         8,695        6,154
                                                   --------      --------     --------      --------     --------
                  Costs and expenses
                      Sales and marketing ....       17,061        12,643        7,939         5,007        3,935
                      Research and development        8,391         7,299        2,993         1,766        1,462
                      General and
                        administrative .......        2,937         2,322        1,647         1,269        1,046
                      Amortization ...........        1,691         1,495          407            --           --
                      Acquired in process
                        research and
                        development ..........           --            --        8,754            --           --
                                                   --------      --------     --------      --------     --------
                           Total costs and
                             expenses ........       30,080        23,759       21,740         8,042        6,443
                                                   --------      --------     --------      --------     --------
                  Income (loss) from
                    operations ...............       (5,605)        2,524       (7,552)          653         (289)
                  Interest income (expense),
                    net ......................        1,587           549          682            35          (16)
                                                   --------      --------     --------      --------     --------
                  Income (loss) before income
                    taxes ....................       (4,018)        3,073       (6,870)          688         (305)
                  Income taxes benefit .......        1,210         1,000          420           612           --
                                                   --------      --------     --------      --------     --------
                  Net income (loss) ..........     $ (2,808)     $  4,073     $ (6,450)     $  1,300     $   (305)
                                                   ========      ========     ========      ========     ========
                  Basic net income (loss) per
                    share ....................     $  (0.25)     $   0.42     $  (0.81)     $   0.21     $  (0.06)
                                                   ========      ========     ========      ========     ========
                  Diluted net income (loss)
                    per share ................     $  (0.25)     $   0.39     $  (0.81)     $   0.19     $  (0.06)
                                                   ========      ========     ========      ========     ========
                  Weighted average shares
                    Outstanding - basic ......       11,310         9,681        7,955         6,235        5,528
                  Weighted average shares
                    Outstanding - diluted ....       11,310        10,521        7,955         6,873        5,528


                                                                              APRIL 30,
                                                   --------------------------------------------------------------
                                                     1999          1998         1997          1996         1995
                                                   --------      --------     --------      --------     --------
                                                                           (IN THOUSANDS)
         CONSOLIDATED BALANCE SHEET DATA:
         Cash and cash equivalents.......          $  2,489      $ 20,677     $    312      $ 10,728     $    116
         Working capital (deficit).......            16,699        27,579       (1,936)       11,931          593
         Total assets....................            52,630        49,180       21,951        15,391        1,792
         Total stockholders' equity......            40,863        45,520       14,917        14,291        1,161

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

    Effective April 28, 1999, the Company acquired a majority interest in Pacific Numerix. Effective July 24, 1996, April 9, 1997 and August 8, 1997, the Company acquired the EBU, Compact, and Boulder, respectively. The cost of these acquisitions has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The allocation of the EBU and Compact acquisitions resulted in charges of $3.1 million and $5.7 million recorded, respectively, in fiscal 1997 based on the future expected cash flows of certain acquired in process research and development that had not reached technological feasibility. The acquisitions have been accounted for as purchases, and their respective financial results have been included in the accompanying consolidated financial statements since the date of their respective acquisitions.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenue of each item in the Company's consolidated statements of operations:

                              PERCENTAGE OF REVENUE


                                         FISCAL YEAR ENDED APRIL 30,
                                        ----------------------------
                                         1999       1998      1997
                                        ------     ------    ------
     Revenue
       License .....................       73%        76%       84%
       Service and other ...........       27         24        16
                                         ----       ----      ----
         Total revenue .............      100        100       100
                                         ----       ----      ----
     Costs and expenses
       Sales and marketing .........       70         48        56
       Research and development ....       34         28        21
       General and administrative ..       12          9        12
       Amortization ................        7          5         3
       Acquired in process research
         and development............       --         --        62
                                         ----       ----      ----

         Total costs and expenses ..      123         90       153
                                         ----       ----      ----
     Income (loss) from operations..      (23)        10       (53)
     Interest, net .................        7          2         5
                                         ----       ----      ----
     Income (loss) before income
     taxes..........................      (16)        12       (48)
     Income taxes benefit ..........        5          4         3
                                         ----       ----      ----
     Net income (loss) .............      (11)%       16%      (45)%
                                         ====       ====      ====

YEAR ENDED APRIL 30, 1999 COMPARED WITH YEAR ENDED APRIL 30, 1998

    Revenue. Total revenue for the year ended April 30, 1999 decreased 7% to $24.5 million from $26.3 million in the previous fiscal year. The decrease in total revenue is attributable to a decrease in license revenue in North America and Asia and to the completion of a research and development cost sharing contract during 1998. License revenue during the year ended April 30, 1999 decreased 11% to $17.8 million from $20.0 million during the previous fiscal year. Service and other revenue increased by 5% to $6.6 million for the year ended April 30, 1999, as compared with $6.3 million in the previous year. The increase in service and other revenue is attributable to the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements. This increase was reduced by a decrease in revenue recognized under research and development cost sharing agreements.

    International revenue, principally from Asia, accounted for 52% and 48% of the Company's total product revenue in the years ended April 30, 1999 and 1998, respectively. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

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

    Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 35% to $17.1 million in the year ended April 30, 1999, as compared to $12.6 million in the previous fiscal year. The increase is primarily attributable to the Company's shift in its distribution model to the use of direct sales personnel in Asia and other foreign markets, as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 70% and 48% of total revenue in the years ended April 30, 1999 and 1998, respectively. The Company expects to increase sales and marketing expenditures both domestically and internationally as part of its continuing effort to expand its markets, introduce new products, build marketing staff and programs and expand its international presence. The Company expects that sales and marketing expenses will decrease as a percentage of sales although increase in absolute dollars in future periods.

    Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses for the year ended April 30, 1999 increased 15% to $8.4 million, as compared to $7.3 million for the previous fiscal year. The increase is due to increased research and development personnel primarily as a result of the acquisitions. Research and development expenses represented 34% and 28% of total revenue in the years ended April 30, 1999 and 1998, respectively. The Company anticipates that research and development expenses will increase in absolute dollars in future periods.

    General and Administrative Expenses. General and administrative expenses for the year ended April 30, 1999 increased 26% to $2.9 million, as compared to $2.3 million for the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 12% and 9% of total revenue in the years ended April 30, 1999 and 1998, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

    Amortization Expense. Amortization expense for the year ended April 30, 1999 increased to $1.7 million, as compared to $1.5 million for the previous fiscal year. The increase is due to recording amortization of additional intangible assets acquired in recent years.

    Interest (net). Interest income (net) for the year ended April 30, 1999 increased to $1.6 million, compared to $549,000 for the previous fiscal year. Interest income increased due to the higher net investment balance made available from the proceeds from the public offering of 2.3 million shares in March of 1998.

    Income Taxes. In the year ended April 30, 1999, the Company recorded a net income tax benefit of $1.2 million, resulting from the recognition of deferred tax assets in accordance with the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes." The Company's net deferred tax asset of $3.1 million as of April 30, 1999, consists primarily of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2019. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.


YEAR ENDED APRIL 30, 1998 COMPARED WITH YEAR ENDED APRIL 30, 1997

    Revenue. Total revenue for the year ended April 30, 1998 increased 85% to $26.3 million from $14.2 million in the previous fiscal year, primarily due to increases in license revenue. License revenue during the year ended April 30, 1999 increased 67% to $20.0 million from $12.0 million during the previous fiscal year. The growth of license revenue is attributable to the continued increase in sales of existing Ansoft products as well as sales of the expanded suite of products offered by Ansoft as a result of the acquisitions. Service and other revenue increased by 182% to $6.3 million for the year ended April 30, 1998, as compared with $2.2 million in the previous year. The increase in service and other revenue is attributable to an increase in revenue recognized under research and development cost sharing agreements as well as the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements.

    International revenue, principally from Asia, accounted for 48% and 41% of the Company's total product revenue in the years ended April 30, 1998 and 1997, respectively.

    In 1989, the Company entered into a distribution arrangement with Hewlett-Packard Corporation ("HP") under which HP formerly distributed the Company's HFSS product on an exclusive basis (the "HP Agreement"). The HP Agreement has since expired, and HP has no right to distribute the Company's HFSS 4.0 product. Ansoft currently sells the latest version of its HFSS product, Ansoft HFSS 6.0, through its own sales force and other distributors. Revenue from the HP Agreement accounted for 3% and 12% of total revenue in the years ended April 30, 1998 and 1997, respectively.

    Sales and Marketing Expenses. Sales and marketing expenses increased by 59% to $12.6 million in the year ended April 30, 1998, as compared to $7.9 million in the previous fiscal year. The increase is attributable to an increase in the Company's sales force as a result of the acquisitions as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 48% and 56% of total revenue in the years ended April 30, 1998 and 1997, respectively.

    Research and Development Expenses. Research and development expenses for the year ended April 30, 1998 increased 144% to $7.3 million, as compared to $3.0 million for the previous fiscal year. The increase is due to increased research and development personnel primarily as a result of the acquisitions. Research and development expenses represented 28% and 22% of total revenue in the years ended April 30, 1998 and 1997, respectively.

    General and Administrative Expenses. General and administrative expenses for the year ended April 30, 1998 increased 41% to $2.3 million, as compared to $1.6 million for the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 9% and 12% of total revenue in the years ended April 30, 1998 and 1997, respectively.

    Amortization Expense. Amortization expense for the year ended April 30, 1998 increased to $1.5 million, as compared to $407,000 for the previous fiscal year. The increase is due to recording amortization of intangible assets acquired in Fiscal 1997 for a full fiscal year and to recording amortization of the additional intangible assets acquired during fiscal 1998.

    Interest (net). Interest income for the year ended April 30, 1999 decreased to $709,000, compared to $902,000 for the previous fiscal year. Interest income decreased due to the use of cash in partial payment for the fiscal 1998 and fiscal 1997 acquisitions. Interest expense for the year ended April 30, 1998 decreased to $160,000, compared to $220,000 for the previous fiscal year. Interest expense decreased due to decreased borrowing by the Company.

    Income Taxes. In the year ended April 30, 1999, the Company recorded a net income tax benefit of $1.0 million, resulting from the recognition of previously unrecognized deferred tax assets in accordance with the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes."

QUARTERLY RESULTS OF OPERATIONS

    The following table presents unaudited quarterly results in dollar amounts and as a percentage of total revenue for each quarter of fiscal 1999 and fiscal 1998. The information has been prepared on a basis consistent with the Company's annual consolidated financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for such periods. The Company's quarterly results have been in the past, and may be in the future, subject to fluctuations due to increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and the size and timing of significant licenses. The Company believes that results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. The Company's business has been seasonal, with revenues in the first fiscal quarter typically lower than the fourth quarter of the preceding fiscal year.

                                                                              QUARTER ENDED
                                       --------------------------------------------------------------------------------------------
                                                        FISCAL 1999                                     FISCAL 1998
                                       --------------------------------------------------------------------------------------------
                                       APRIL 30,    JAN. 31,   OCT. 31,    JULY 31,  APRIL 30,    JAN. 31,     OCT. 31,    JULY 31,
                                         1999         1999       1998        1998      1998         1998         1997        1997
                                       ---------    --------   --------    --------  ---------    --------     --------    --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenue
     License......................     $  5,862     $ 4,769     $ 3,977     $ 3,239   $ 6,064      $ 5,005      $ 4,891     $ 4,016
     Service and other............        1,868       1,321       1,524       1,915     1,755        1,840        1,393       1,319
                                       --------     -------     -------     -------   -------      -------      -------     -------
       Total Revenue..............        7,730       6,090       5,501       5,154     7,819        6,845        6,284       5,335
                                       --------     -------     -------     -------   -------      -------      -------     -------
   Costs and expenses
     Sales and marketing..........        4,470       4,267       4,072       4,252     4,079        3,145        2,867       2,557
     Research and development.....        2,186       2,033       2,106       2,066     1,949        1,976        1,864       1,510
     General and administrative...          757         706         695         635       655          600          597         470
     Amortization.................          545         434         434         422       410          395          376         314
                                       --------   ---------   ---------   ---------   -------    ---------    ---------   ---------
       Total costs and expenses...        7,958       7,440       7,307       7,375     7,093        6,116        5,704       4,851
                                       --------     -------     -------     -------   -------      -------      -------     -------
   Income (loss) from operations..         (228)     (1,350)     (1,806)     (2,221)      726          729          580         484
   Interest income (expense)......          389         404         416         379       254          108           96          91
                                       --------   ---------   ---------   ---------   -------    ---------    ---------   ---------
   Income (loss) before taxes.....          161        (946)     (1,390)     (1,842)      980          837          676         575
   Income tax benefit.............          (30)        290         400         550       370          240          220         170
                                       ---------    -------     -------     -------   -------      -------      -------     -------
     Net income (loss)............     $    131     $  (656)    $  (990)    $(1,292)  $ 1,350      $ 1,077      $   896     $   745
                                       ========     =======     =======     =======   =======      =======      =======     =======
     Basic net income (loss) per       $   0.01     $ (0.06)    $ (0.09)    $ (0.11)  $  0.13      $  0.12      $  0.10     $  0.08
                                       ========     =======     =======     =======   =======      =======      =======     =======
   share..........................
     Diluted net income (loss) per     $   0.01     $ (0.06)    $ (0.09)    $ (0.11)  $  0.12      $  0.11      $  0.09     $  0.08
                                       ========     =======     =======     =======   =======      =======      =======     =======
   share..........................
   Weighted average number of shares
     outstanding - basic .........       11,032      11,231      11,453      11,524    10,639        9,205        9,130       8,989
   Weighted average number of shares
     outstanding - diluted .......       11,800      11,231      11,453      11,524    11,589       10,187       10,121       9,621


                                                                          PERCENTAGE OF TOTAL REVENUE
                                         -------------------------------------------------------------------------------------------
   Revenue
     License......................           76%         78%         72%         63%       78%          73%          77%         75%
     Service and other............           24          22          28          37        22           27           23          25
                                           ----        ----        ----        ----      ----         ----         ----        ----
       Total Revenue..............          100         100         100         100       100          100          100         100
                                           ----        ----        ----        ----      ----         ----         ----        ----
   Costs and expenses
     Sales and marketing..........           58          70          74          83        52           46           46          48
     Research and development.....           28          33          38          40        25           29           30          28
     General and administrative...           10          12          13          15         8            9            9           9
     Amortization.................            7           7           8           5         5            6            6           6
     Acquired in process research
       and development............           --          --          --          --        --           --           --          --
                                           ----        ----        ----        ----      ----         ----         ----        ----
       Total costs and expenses...          103         122         133         143        91           89           91          91
                                           ----        ----        ----        ----      ----         ----         ----        ----
   Income (loss) from operations..           (3)        (22)        (33)        (43)        9           11            9           9
   Interest income ...............            5           7           8           7         3            1            2           2
                                           ----        ----        ----        ----      ----         ----         ----        ----
   Income (loss) before taxes.....            2         (15)        (25)        (36)       12           12           11          11
   Income tax benefit.............           --           4           7          11         5            4            3           3
                                           ----        ----        ----        ----      ----         ----         ----        ----
   Net income (loss)..............            2%        (11)%       (18)%       (25)%      17%          16%          14%         14%
                                           ====        ====        ====        ====      ====         ====         ====        ====

LIQUIDITY AND CAPITAL RESOURCES

    As of April 30, 1999, the Company had $2.5 million in cash and cash equivalents. Net cash (used in) provided by operating activities was ($1.9) million, $2.2 million and $403,000 in fiscal 1999, 1998, and 1997, respectively.

    Net cash used in investing activities, consisting primarily of purchases of marketable securities, was $19.8 million, $3.3 million, and $15.1 million in fiscal 1999, 1998, and 1997, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $2.5 million, $1.5 million and $811,000 in fiscal 1999, 1998 and 1997, respectively.

    Net cash provided by financing activities includes the purchase of $4.2 million of treasury shares in fiscal 1999 and the proceeds from the issuance of Common Stock of $25.7 million in fiscal 1998. In addition, during fiscal 1999 the Company borrowed $7.4 million on its secured line of credit. In fiscal 1998 the Company repaid $4.2 million on its secured line of credit with a financial institution.

    As of April 30, 1999, the Company had working capital of $16.7 million. The Company has available a $10.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit is secured by the marketable securities held with the institution. As of April 30, 1999, $7.4 million was the outstanding balance on the line of credit. The Company believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the

Company's liquidity requirements, the Company may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

    Acquisitions. On July 24, 1996, the Company acquired the EBU for $5.6 million in cash. On April 9, 1997, the Company acquired all of the outstanding capital stock of Compact for $3.0 million in cash and 1.3 million shares of the Company's Common Stock. On August 11, 1997, the Company acquired Boulder by the merger of Boulder with and into the Company, in consideration for $743,000 in cash and 108,000 shares of the Company's Common Stock. On April 28th, 1999, Ansoft acquired the majority of the outstanding stock of Pacific Numerix for 377,000 shares and $600,000 in cash. The acquisitions were accounted for as a purchases, and the financial results of the acquired entities have been included in the accompanying consolidated financial statements since the respective date of the acquisition.

EFFECTS OF INFLATION

    To date, inflation has not had a material impact on the Company's consolidated financial results.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         During 1998, an evaluation of the Company's internal support systems was done to determine if they are Year 2000 ready to support the Company's operations beyond the year 2000. The Company currently uses third party software systems and applications, some of which are not Year 2000 ready. The Company has the intention to stop using these software products or upgrade or replace them as part of the Company's growth plans.

         Although the Company's intention was to replace or upgrade these systems prior to June 30, 1999, the work will be extended to December 31, 1999. The failure by the Company to complete such work prior to December 31, 1999 could have a material adverse effect on the Company's business, financial condition and operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company mitigates its risk by diversifying its investments among high credit quality securities and limits the amount of credit exposure to any one issuer. The Company does not hedge any interest rate exposures.

     Foreign Currency Risk. The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. As of April 30, 1999, the Company had no hedging contracts outstanding. The Company assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----
        Independent Auditors' Report.............................................       22
        Consolidated Balance Sheets as of April 30, 1999 and 1998................       23
        Consolidated Statements of Operations for the years ended April 30, 1999,
           1998 and 1997.........................................................       24
        Consolidated Statements of Stockholders' Equity and Comprehensive
           Income for the years ended April 30, 1999, 1998 and 1997..............       25
        Consolidated Statements of Cash Flows for the years ended April 30, 1999,
           1998 and 1997.........................................................       26
        Notes to Consolidated Financial Statements...............................       27

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Ansoft Corporation:

    We have audited the accompanying consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended April 30, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ansoft Corporation and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


KPMG LLP

Pittsburgh, Pennsylvania
May 26, 1999

                               ANSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               April 30,      April 30,
                                                                                 1999           1998
                                                                               ---------      ---------
Assets
Current assets
    Cash and cash equivalents                                                   $  2,489      $ 20,677
    Marketable securities                                                         16,461            --
    Accounts receivable, net of allowance for doubtful accounts
       of $175 and $150, respectively                                              8,645         7,465
    Deferred income taxes                                                            126         2,145
    Prepaid expenses and other assets                                                709           536
                                                                                --------      --------
Total current assets                                                              28,430        30,823
Plant and equipment                                                                4,663         3,097
Marketable securities                                                              5,730         6,703
Other asset                                                                          475           260
Deferred taxes - non current                                                       2,993            --
Intangible assets                                                                 10,339         8,297
                                                                                --------      --------
Total assets                                                                    $ 52,630      $ 49,180
                                                                                ========      ========

Liabilities and stockholders' equity
Current liabilities
    Line of credit                                                              $  7,446      $     --
    Accounts payable                                                                 329           534
    Income taxes                                                                     174           286
    Accrued expenses                                                                 404           264
    Accrued wages                                                                    150           347
    Deferred revenue                                                               3,228         1,813
                                                                                --------      --------
Total current liabilities                                                         11,731         3,244
Deferred taxes - non current                                                          --           237
Other liabilities                                                                    143           179
                                                                                --------      --------
 Total liabilities                                                                11,874         3,660

 Minority Interest                                                                  (107)           --

 Stockholders' equity
     Preferred stock, par value $0.01 per share; 1,000 shares
       authorized, no shares outstanding                                              --            --
     Common stock, par value $0.01 per share; 25,000 authorized; issued
       11,658 and 11,516 shares, respectively                                        116           115
     Additional paid-in capital                                                   51,490        50,728
     Treasury stock 283 shares                                                    (1,556)           --
     Other accumulated comprehensive income (loss)                                (1,013)           43
     Accumulated deficit                                                          (8,174)       (5,366)
                                                                                --------      --------
 Total stockholders' equity                                                       40,863        45,520

 Total liabilities and stockholders' equity                                     $ 52,630      $ 49,180
                                                                                ========      ========


See accompanying notes to consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          FISCAL YEAR ENDED APRIL 30,
                                                       --------------------------------
                                                        1999        1998         1997
                                                       -------     -------      -------
                 Revenue
                   License..........................   $17,847     $19,974      $11,950
                   Service and other................     6,628       6,309        2,238
                                                       -------     -------      -------
                        Total revenue...............    24,475      26,283       14,188
                 Cost and expenses
                   Sales and marketing..............    17,061      12,643        7,939
                   Research and development.........     8,391       7,299        2,993
                   General and administrative.......     2,937       2,322        1,647
                   Amortization.....................     1,691       1,495          407
                   Acquired in process research
                     and development................        --          --        8,754
                                                       -------     -------      -------
                        Total costs and expenses....    30,080      23,759       21,740
                                                       -------     -------      -------
                 Income (loss) from operations......    (5,605)      2,524       (7,552)
                 Interest income....................     1,693         709          902
                 Interest expense...................      (106)       (160)        (220)
                                                       -------     -------      -------
                 Income (loss) before income taxes      (4,018)      3,073       (6,870)
                 Income tax benefit.................     1,210       1,000          420
                                                       -------     -------      -------
                        Net income (loss)...........   $(2,808)    $ 4,073      $(6,450)
                                                       =======     =======      =======
                 Basic net income (loss) per share..   $ (0.25)    $  0.42      $ (0.81)
                                                       =======     =======      =======
                 Diluted net income (loss) per
                   share............................   $ (0.25)    $  0.39      $ (0.81)
                                                       =======     =======      =======
                 Weighted average shares
                 outstanding used in basic
                   calculation......................    11,310       9,681        7,955
                 Weighted average shares               =======     =======      =======
                   outstanding used in diluted
                   calculation......................    11,310      10,521        7,955
                                                       =======     =======      =======


See accompanying notes to consolidated financial statements.

                               ANSOFT CORPORATION
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                      OTHER
                                                COMMON STOCK      ADDITIONAL     TREASURY STOCK                    ACCUMULATED
                             COMPREHENSIVE  -------------------    PAID-IN    --------------------   ACCUMULATED  COMPREHENSIVE
                             INCOME (LOSS)   SHARES     AMOUNT     CAPITAL     SHARES      AMOUNT      DEFICIT    INCOME (LOSS)
                             -------------  --------   --------   ----------  --------    --------   -----------  -------------
Balance, April 30, 1996.....          --      7,636    $     76    $ 17,204        --           --    $ (2,989)             --
Issuance of common stock....          --      1,353          14       7,106        --           --          --              --
Net loss ...................      (6,450)        --          --          --        --           --      (6,450)             --
Unrecognized loss on
  Marketable securities.....         (44)        --          --          --        --           --          --             (44)
                                --------   --------    --------    --------   --------    --------    --------        --------
                                $ (6,494)
Balance, April 30, 1997.....                  8,989    $     90    $ 24,310        --           --    $ (9,439)       $    (44)
Issuance of common stock....                  2,527          25      26,418        --           --          --              --
Net income .................       4,073         --          --          --        --           --       4,073              --
Unrecognized gain on
  Marketable securities.....          87         --          --          --        --           --          --              87
                                --------   --------    --------    --------   -------     --------    --------        --------
                                $  4,160
Balance, April 30, 1998.....                 11,516    $    115    $ 50,728        --           --    $ (5,366)       $     43
Purchase of treasury stock..          --         --          --          --      (656)      (3,728)         --              --
Issuance of common stock....          --        142           1         762       373        2,172          --              --
Net loss....................      (2.808)        --          --          --        --           --      (2,808)             --
Foreign currency
  translation...............         (23)        --          --          --        --           --          --             (23)
Unrecognized loss on
  Marketable securities.....      (1,033)        --          --          --        --           --          --          (1,033)
                                --------   --------    --------    --------   -------     --------    --------        --------
                                $ (3,864)
Balance, April 30, 1999.....                 11,658    $    116    $ 51,490      (283)    $ (1,556)   $ (8,174)       $ (1,013)


See accompanying notes to consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                     FISCAL YEAR ENDED APRIL 30,
                                                                ------------------------------------
                                                                  1999          1998          1997
                                                                --------      --------      --------
                  Cash flows from operating activities
                    Net income (loss) .....................     $ (2,808)     $  4,073      $ (6,450)
                    Adjustments to reconcile net income to
                     net cash provided by operating
                     activities
                    Depreciation ..........................          983           640           299
                    Amortization ..........................        1,691         1,495           429
                    Acquired in process research and
                      development .........................           --            --         8,754
                    Deferred taxes ........................       (1,211)         (465)         (420)
                  Changes in assets and liabilities
                    Accounts receivable ...................       (1,180)       (3,336)       (1,971)
                    Prepaid expenses and other assets .....         (173)         (254)         (191)
                    Other long-term assets ................         (251)         (257)           10
                    Accounts payable ......................         (205)          385          (196)
                    Accrued wages and expenses ............         (169)         (778)          (13)
                    Deferred revenue ......................        1,415           653           152
                                                                --------      --------      --------
                  Net cash provided (used) by operating
                    activities.............................       (1,908)        2,156           403
                                                                --------      --------      --------
                  Cash flows from investing activities
                    Purchases of plant and equipment ......       (2,549)       (1,532)         (811)
                    Investment in acquired businesses .....         (770)       (2,285)       (8,600)
                    Sale of marketable securities .........           --           534         5,878
                    Purchases of marketable securities ....      (16,521)           --       (11,614)
                                                                --------      --------      --------
                  Net cash used in investing activities ...      (19,840)       (3,283)      (15,147)
                                                                --------      --------      --------
                  Cash flows from financing activities
                    Proceeds from line of credit, net .....        7,446        (4,208)        4,208
                    Purchase of treasury stock ............       (4,177)           --            --
                    Proceeds from the issuance of common
                      stock, net ..........................          314        25,700           120
                                                                --------      --------      --------
                  Net cash provided by financing activities        3,583        21,492         4,328
                                                                --------      --------      --------
                  Net increase (decrease) in cash and cash
                    Equivalents ...........................      (18,165)       20,365       (10,416)
                    Effect of exchange rate changes on
                      cash ................................          (23)           --            --
                  Cash and cash equivalents at beginning of
                    Period ................................       20,677           312        10,728
                                                                --------      --------      --------
                  Cash and cash equivalents at end of
                    period ................................     $  2,489      $ 20,677      $    312
                                                                ========      ========      ========

                  Supplemental disclosures of cash flow
                    Information
                    Cash paid for interest ................     $    106      $    160      $    221
                                                                ========      ========      ========
                    Cash paid for income taxes ............     $     44      $     80      $     13
                                                                ========      ========      ========
                    Plant and equipment acquired through
                      assumption of liability .............     $    203      $    179      $     --
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

Principles of Consolidation and Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, from the date of inception or acquisition. All intercompany transactions have been eliminated. Effective July 24, 1996, April 9, 1997 and August 8, 1997, the Company acquired the Electronic Business Unit (the "EBU") of The MacNeal Schwendler Company ("MSC"), Compact Software Inc. ("Compact"), and Boulder Microwave Technologies, Inc. ("Boulder"), respectively. The Company acquired the majority interest in Pacific Numerix Corporation ("Pacific Numerix") on April 28, 1999.

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

Marketable Securities

    Marketable Securities consist of corporate bonds and government agency issues and are classified as of April 30, 1999 and 1998, as available for sale. Marketable securities available for sale are recorded at fair market value based on quoted market prices and any unrecorded gains or losses are recorded as a separate component of stockholders' equity. Costs of investments sold are determined on the basis of specific identification.

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

Revenue Recognition


     Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer support.

     Software Revenue. Prior to May 1, 1998, the Company complied with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 91-1,"Software Revenue Recognition". Revenue from the sale of software licenses was recognized after shipment of the products and fulfillment of acceptance terms, if any, providing that no significant vendor and post-contract support obligations remained and collection of the related receivable was probable. Any remaining insignificant vendor or post-contract support obligations were accrued at the time the revenue was recognized. In the first quarter of fiscal 1999, the Company adopted the provisions of the AICPA SOP 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized after shipment of the products and fulfillment of acceptance terms. The effect of adopting SOP 97-2 was not material.

     Service and Other Revenue. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically 12 months. Revenue from customer training, support and other services is recognized as the service is performed. Other revenue consists primarily of revenue earned on development contracts with government-sponsored entities. Revenue under these arrangements is recognized as the service is performed.

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

    The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented:

                                                         Income                   Per share
                                                         (loss)       Shares       amount
                                                        --------      ------      ---------
                 Fiscal year ended April 30, 1999
                 --------------------------------
                 Basic net income (loss) per share...   $ (2,808)     11,310       $ (0.25)

                 Effect of dilutive securities:
                    Stock options....................         --          --       $    --
                                                        --------      ------       =======

                 Diluted net income (loss) per
                 share...............................   $ (2,808)     11,310       $ (0.25)
                                                        ========      ======       =======


                 Fiscal year ended April 30, 1998
                 --------------------------------
                 Basic net income (loss) per share      $  4,073       9,681       $  0.42
                 Effect of dilutive securities:
                    Stock options....................         --         840       $ (0.03)
                                                        --------      ======       =======
                 Diluted net income (loss) per
                 share...............................   $  4,073      10,521       $  0.39
                                                        ========      ======       =======

                 Fiscal year ended April 30, 1997
                 --------------------------------
                 Basic net income (loss) per share...   $ (6,450)      7,955       $ (0.81)

                 Effect of dilutive securities:
                    Stock options....................         --          --       $    --
                                                        --------      ------       -------
                 Diluted net income (loss) per
                 share...............................   $ (6,450)      7,955       $ (0.81)
                                                        ========      ======       =======



Stock Based Compensation

    The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or the APB Opinion 25 intrinsic value based method adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has elected to retain APB Opinion 25 method of accounting for stock-based compensation with annual pro forma disclosures of net income and earnings per share.

Comprehensive Income

    In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of fiscal 1999. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's results of operations or stockholders' equity. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income on its consolidated statements of stockholders' equity.

2. ACQUISITIONS AND RELATED INTANGIBLE ASSETS

    On July 24, 1996, the Company acquired the EBU for $5,600 in cash. On April 9, 1997, the Company acquired all of the outstanding capital stock of Compact for $3,000 in cash and 1,273 shares of the Company's Common Stock. On August 11, 1997, the Company acquired Boulder by the merger of Boulder with and into the Company, in consideration for $743 in cash and 108 shares of the Company's Common Stock. On April 28th, 1999, Ansoft acquired the majority of the outstanding stock of Pacific Numerix for $3,221, consisting of 373 shares and $600 in cash. The cost of these acquisitions has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The allocation of the EBU and Compact acquisitions resulted in charges of $3,100 and $5,700 recorded, respectively, in fiscal 1997 based on the future expected cash flows of certain acquired in process research and development that had not reached technological feasibility. The acquisitions have been accounted for as purchases, and their respective financial results have been included in the accompanying consolidated financial statements since the date of their respective acquisitions.

    The following unaudited pro forma summary presents information as if the acquisition of Pacific Numerix occurred at the beginning of the periods presented. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprise.

                                            FISCAL YEAR ENDED APRIL 30,
                                            ---------------------------
                                              1999             1998
                                             -------          -------
          Revenue......................      $26,864          $29,562
          Pro forma net income (loss)..      $(4,553)         $ 3,357
          Pro forma net income (loss)
            per diluted common share...      $ (0.39)         $  0.31


3. PLANT AND EQUIPMENT

    Plant and equipment consist of the following:

                                                  APRIL 30,
                                             -------------------
                                               1999       1998
                                             -------     -------
          Computers and equipment......      $ 6,237     $ 4,232
          Furniture and fixtures.......          903         628
          Leasehold improvements.......          389         120
                                             -------     -------
                                               7,529       4,980
          Less allowances for
          depreciation and
          amortization...........              2,866       1,883
                                             -------     -------

                                             $ 4,663     $ 3,097
                                             =======     =======

4. INTANGIBLE ASSETS

    Intangible assets consist of the following:


                                                   APRIL 30,
                                             -------------------
                                               1999       1998
                                             -------     -------
          Customer list................      $10,281     $ 8,146
          Established work force.......        1,679       1,206
          Purchased technology.........        1,398         273
          Goodwill.....................          574         574
                                             -------     -------
                                              13,932      10,199
          Less allowances for
            amortization...............        3,593       1,902
                                             -------     -------
                                             $10,339     $ 8,297
                                             =======     =======

5. MARKETABLE SECURITIES

    Marketable securities, classified as available for sale, are summarized as follows:

                                                 UNREALIZED
                                       AMORTIZED    GAIN      MARKET
                                         COST      (LOSS)     VALUE
                                        -------     -----    -------
          April 30, 1999
            Marketable Securities...    $23,181     $(990)   $22,191

          April 30, 1998
            Marketable Securities...    $ 6,660     $  43    $ 6,703

    The carrying values of marketable securities as of April 30, 1999, by maturity is shown below:

                        Due in less than one year..    $16,461
                        Due in one to five years...      1,664
                        Due in five to ten years...      4,067
                                                       -------
                                                       $22,191
                                                       =======

    Gross realized gains (losses) on sales of securities in fiscal 1999, 1998 and 1997 were immaterial.


6. LINE OF CREDIT

     The Company has available a $10,000 secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit is secured by the marketable securities held with the institution. As of April 30, 1999, $7,400 was the outstanding balance on the line of credit and the weighted average interest rate was 4.52%.


7. LEASES

    The Company leases its corporate headquarters in Pittsburgh, Pennsylvania, and other facilities under operating lease agreements which expire over the next six years. Rental expense incurred by the Company under operating lease agreements totaled $1,281, $978 and $548 for the years ended April 30, 1999, 1998 and 1997, respectively. The future minimum lease payments for such operating leases as of April 30, 1999, are:

           YEAR ENDING APRIL 30,
          ----------------------
               2000............      1,025
               2001............        915
               2002............        872
               2003............        817
               2004............        629
               Thereafter......      1,126
                                   -------
                                   $ 5,384
                                   =======

8. STOCKHOLDERS' EQUITY

    In February 1998, the Company closed its public offering of 2,300 shares of Common Stock. The net proceeds of the offering were approximately $25,500, after deducting applicable costs and expenses.

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

    In March 1995, the Board of Directors approved a 1995 Stock Option Plan (1995 Plan) that authorized the issuance of up to 350 shares of Common Stock for the grant of incentive or no statutory stock options to employees and directors. The Board of Directors approved an additional 1,850 shares of Common Stock for grant. Under the terms of the 1995 Plan, options to purchase Common Stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during specified future periods as determined by the Board of Directors. The 1995 Plan provides that the options shall expire no more than ten years after the date of the grant.


 Shares underlying outstanding options under the 1988 Plan and the 1995 Plan are as follows:


                                               SHARES UNDERLYING
                                              OUTSTANDING OPTIONS
                                            ------------------------
                                             SHARES         PRICE
                                            --------    ------------
          Outstanding, April 30, 1996...        835     $1.00--$2.00
            Granted.....................        270     $5.00--$6.50
            Exercised...................        (80)    $1.14--$2.00
            Canceled....................        (33)    $2.00--$5.38
                                            -------     ------------
          Outstanding, April 30, 1997...        992     $1.00--$6.50
                                            =======     ============
            Granted.....................        544    $5.00--$16.63
            Exercised...................       (121)    $1.00--$5.38
            Canceled....................       (100)   $2.00--$10.13
                                            -------    -------------
          Outstanding, April 30, 1998...      1,515    $1.00--$16.63
                                            =======    =============
            Granted.....................      1,135     $5.06--$5.56
            Exercised...................       (142)    $1.14--$5.38
            Canceled....................       (426)   $2.00--$16.63
                                            -------    -------------
          Outstanding, April 30, 1999...      2,073     $1.14--$6.00
                                            =======    =============

    Options to purchase 822 shares of Common Stock were exercisable as of April 30, 1999 and options to purchase 728 shares of Common Stock were available for future grant as of April 30, 1999.

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

    As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the Company's consolidated financial statements during fiscal 1999, 1998 or 1997.

    Pro forma information regarding net income and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Stock Purchase Plan, collectively called "options") granted subsequent to April 30, 1995 under the fair value method prescribed by SFAS 123. The fair value of options granted in fiscal years 1999, 1998 and 1997, reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                      FISCAL YEAR ENDED APRIL 30,
                                                    -------------------------------
                                                     1999         1998        1997
                                                    ------       ------      ------
          Risk-free rate (%)
             Low............................         4.05         5.79        5.55
             High...........................         5.67         6.42        6.54
          Volatility (%)....................        54.00        34.00       55.92
          Expected Life (in Years)..........         9.66         10.0        10.0
          Dividend Yield (%)................         0.00         0.00        0.00


    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. However, based solely on this analysis, the weighted average estimated fair value of employee stock options granted during 1999, 1998 and 1997 was $3.57, $5.82 and $3.94 per share, respectively.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (unaudited):


                                                      FISCAL YEAR ENDED APRIL 30,
                                                    ---------------------------------
                                                     1999         1998          1997
                                                    ------       ------        ------
          Pro forma net income (loss)............   $(3,742)     $ 3,373     $(6,711)
          Pro forma net income (loss) per common
            share................................   $ (0.33)     $  0.32     $ (0.84)

    Because the Company anticipates making additional grants and options vest over several years, the effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. SFAS 123 is applicable only to options granted subsequent to April 30, 1995.

    The following table summarizes information about stock options outstanding as of April 30, 1999:


                                                    OPTIONS OUTSTANDING
                                         ----------------------------------------
                                                                                        OPTIONS EXERCISABLE
                                                          WEIGHTED-                  -------------------------
                                            NUMBER         AVERAGE      WEIGHTED-       NUMBER        WEIGHTED
                        RANGE OF          OUTSTANDING     REMAINING      AVERAGE      EXERCISABLE      AVERAGE
                        EXERCISE         AT APRIL 30,    CONTRACTUAL    EXERCISE     AT APRIL 30,     EXERCISE
                         PRICES              1999           LIFE          PRICE          1999           PRICE
                        --------         ------------    -----------    ---------    ------------     --------
                     $1.14--$2.00             405           4.74          $1.82          377            $1.81
                     $3.50--$5.00             575           6.90          $4.86          334            $4.76
                     $5.06--$6.00           1,093           9.10          $5.20          111            $5.34

10. EXPORT SALES, MAJOR CUSTOMERS AND CREDIT RISK

    Export sales, principally to Asia, accounted for 52%, 48% and 41% of total product revenue in 1999, 1998 and 1997, respectively. Included in export sales to Asia were sales to Japan, which accounted for approximately 16%, 16% and 13% of total revenue in fiscal 1999, 1998, and 1997, respectively. No other foreign country accounted for more than 10% of total revenue during these periods.

    The Company entered into a distribution arrangement with Hewlett-Packard Corporation ("HP") under which HP formerly distributed the Company's HFSS product on an exclusive basis (the "HP Agreement"). The HP Agreement has since expired, and HP has no right to distribute the Company's HFSS 4.0 product. The Company currently sells the latest version of its HFSS product, Ansoft HFSS 6.0, through its own sales force and other distributors. Revenue from the HP Agreement accounted for 3% and 12% of total revenue in fiscal 1998 and 1997, respectively.

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

11. INCOME TAX

    The provisions for income taxes consists of the following:


                                             APRIL 30,
                               ---------------------------------
                                1999         1998         1997
                               -------      -------      -------
         Current:
           Federal .........   $    --      $   333      $    --
           Foreign .........        --           --           --
           State ...........        --           95           --
                               -------      -------      -------
              Total ........        --          428           --
         Deferred:
           Federal .........    (1,057)      (1,447)        (316)
           State ...........      (153)          19         (104)
                               -------      -------      -------
              Total ........    (1,210)      (1,428)        (420)
                               -------      -------      -------
         Total benefit for
           income taxes ....   $(1,210)     $(1,000)     $  (420)
                               =======      =======      =======

    The Company's actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the statutory federal income before income taxes as a result of the following:

                                                                                   APRIL 30,
                                                                         -----------------------------
                                                                          1999       1998       1997
                                                                         ------    --------   --------
                   Income tax expense (benefit) at
                     statutory rate............................         $(1,366)   $  1,044   $ (2,335)
                   State income tax, net of federal
                     offset....................................            (101)        142       (419)
                   Net deductible intangible assets............              --          --         --
                   Expiration of state net operating
                     losses....................................              --         241         61
                   Change in valuation allowance...............              43      (2,857)     2,258

                   Reduction in state deferred tax due
                     to decrease in state effective tax rate...                         243         --
                   Other, net..................................             214         187         15
                                                                        -------    --------   --------
                   Actual income tax benefit...................         $(1,210)   $ (1,000)  $   (420)
                                                                        =======    ========   ========

     In addition to the income tax expense (benefit) reported above, a deferred tax liability of $640 was recorded during the fiscal year ended April 30, 1998 in connection with the acquisition of Boulder.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                                        APRIL 30,
                                                                   --------------------
                                                                     1999        1998
                                                                   -------      -------
     Deferred tax assets:
       Net operating loss carryforward ........................    $ 3,295      $ 2,089
       Allowance for doubtful accounts ........................         66           56
       Alternative minimum tax credit carryforward ............         86           --

       Foreign Tax Credit carryforward ........................                      --
       Intangible Assets ......................................         71           --
       Net Unrealized Losses on Available for Sale Securities..        340        -----
                                                                   -------      -------
     Total gross deferred tax assets ..........................      3,858      $ 2,145
     Less valuation allowance .................................        383           --
                                                                   -------      -------
     Net deferred tax assets ..................................      3,475        2,145
                                                                   -------      -------
     Deferred tax liabilities:
       Intangible assets ......................................                     (61)
       Property, plant, and equipment .........................       (356)        (176)
                                                                   -------      -------
     Total gross deferred tax liability .......................       (356)        (237)
                                                                   -------      -------
     Net deferred taxes .......................................    $ 3,119      $ 1,908
                                                                   =======      =======

    The valuation allowance for deferred tax assets as of May 1, 1998 and 1997 was $0 and $2,857, respectively. The net change in the total valuation allowance for the years ended April 30, 1999 and April 30, 1998 was an increase of $383 and a decrease of $2,857, respectively. Management evaluates the recoverability of the deferred tax assets and the level of the valuation on a quarterly basis. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

    An additional gross deferred tax benefit of $340 was generated in the year ended April 30, 1999 with respect to unrealized losses on available for sale securities. Since the use of the unrealized loss is limited to offsetting capital gains, management placed a valuation of $340 upon this deferred tax asset, and no benefit was reported in stockholder's equity or income.

    As of April 30, 1999, the Company had net operating loss carryforwards for federal income tax purposes of $9,100 which are available to offset future federal taxable income, if any, through April 30, 2019.

11. EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) savings and retirement plan which covers its full-time employees who have attained the age of 21 and have completed six months of service. Eligible employees make voluntary contributions to the plan up to 15% of their annual compensation. The Company is not required to contribute, nor has it contributed, to the 401(k) Plan.

12. COMMITMENTS AND CONTINGENCIES

    The Company is not a party to any litigation and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, consolidated operating results or consolidated financial condition.

PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) documents filed as part of this report:

1. Financial statements. The following consolidated financial statements of the company are filed as part of this annual report on form 10-k.

                                                                                                                     PAGE
                                                                                                                     ----
         Independent Auditor's Report...............................................................................  22
         Consolidated Balance Sheets as of April 30, 1999 and 1998..................................................  23
         Consolidated Statements of Operations for the years ended April 30, 1999, 1998 and 1997....................  24
         Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended April 30, 1999, 1998 and 1997......................................................................  25
         Consolidated Statements of Cash Flows for the years ended April 30, 1999, 1998 and 1997....................  26
         Notes to Consolidated Financial Statements.................................................................  27

2. Financial Statement Schedule:

    Schedule II--Valuation and Qualifying Accounts for the years ended April 30, 1999, 1998 and 1997................  37

    Financial statement schedules not listed above have been omitted because they are inapplicable, are not required under applicable provisions of Regulation S-X, or the information that would otherwise be included in such schedules is contained in the registrant's financial statements or accompanying notes.

2. Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

         EXHIBIT
         NUMBER                          DESCRIPTION
         ------    ----------------------------------------------------------------------
           1.1     Underwriting Agreement (incorporated by reference from Registration
                   Statement No. 333-40189)
           3.1     Amended and Restated Certificate of Incorporation of the Company
                   (incorporated by reference from Registration Statement No. 333-40189)
           3.2     Certificate of Amendment to the Company's Amended and Restated Certificate of
                   Incorporation (incorporated by reference from Registration Statement No. 333-40189)
           3.3     Bylaws of the Company (incorporated by reference from Registration Statement
                   No. 333-1398).
           5.1     Opinion of Buchanan Ingersoll Professional Corporation regarding the legality of the shares of common stock of Ansoft Corporation being registered (incorporated by reference from Registration Statement No. 333-40189)
          10.1     1988 Stock Option Plan of the Company (incorporated by reference from Registration
                   Statement No. 333-1398).
          10.2     1995 Stock Option Plan of the Company (incorporated by reference from Registration
                   Statement No. 333-1398).
          10.3     Zoltan Cendes Stock Option Agreement, dated April 30, 1995 (incorporated by reference from Registration Statement No. 333-1398).
          10.4     Office Lease Agreement between Commerce Court Associates and the Company dated June 7, 1989
                   (incorporated by reference from Registration Statement No. 333-1398).
          10.5     Amendment No. 1 to Office Lease Agreement between Commerce Court Associates and the Company dated March 17, 1994 (incorporated by reference from Registration
                   Statement No. 333-1398).
          10.6     Software Distribution Agreement, by and between the Company and Hewlett-Packard, dated January
                   1, 1994 (incorporated by reference from Registration Statement No. 333-1398).
          10.7     First Amendment to Software Distribution Agreement, by and between the Company and
                   Hewlett-Packard, dated May 9, 1995 (incorporated by reference from Registration
                   Statement No. 333-1398).
          10.8     Second Amendment to Software Distribution Agreement, by and between the Company and
                   Hewlett-Packard, dated September 7, 1995 (incorporated by reference from Registration
                   Statement No. 333-1398).
          10.9     Underwriting Agreement dated April 3, 1996 by and between Registrant and
                   Janney Montgomery Scott Inc. and Pennsylvania Merchant Group Ltd., as
                   representatives for the Underwriters identified therein (incorporated by reference from
                   Registration Statement No. 333-1398).
         10.10     Jacob K. White Stock Option Agreement dated February 1, 1996, as amended (incorporated by reference from Registration Statement No. 333-40189)
         10.11     John N. Whelihan Stock Option Agreement dated February 1, 1996, as amended.
                   (incorporated by reference from Registration Statement No. 333-40189)
         10.12     Asset Purchase Agreement by and between Ansoft Corporation and The MacNeal-Schwendler
                   Corporation dated as of July 24, 1996 for the Electronic Business Unit (incorporated by reference from the Company's Current Report filed on Form 8-K dated August 9, 1996, as amended by the Company's Current Report filed on

                   Form 8-K/A dated October 8, 1997).
         10.13     Stock Purchase Agreement by and between Ansoft Corporation and Dr. Ulrich L.
                   Rohde and Dr. Meta Rohde dated as of April 9, 1997 (incorporated by reference from the Company's Current Report filed on Form 8-K dated April 22, 1997, as amended by the Company's Current Report filed on Form 8-K/A dated June 26, 1997).
         10.14     Registration Rights Agreement between the Company and Dr. Ulrich L. Rohde and Dr. Meta Rohde dated as of April 9, 1997.
          21.1     Subsidiaries of the registrant (incorporated by reference from the Company's Annual Report on
                   Form 10-K for the fiscal year ended April 30, 1997).
          23.1     Consent of Buchanan Ingersoll Professional Corporation (incorporated by reference from Registration Statement No. 333-40189)
          24.1     Powers of Attorney (incorporated by reference from Registration Statement No. 333-40189)
         *27.1     Financial Data Schedule.

*Filed herewith

(b) Reports on Form 8-K filed during the last quarter of fiscal 1999.

None.


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 16, 1999

                                                         ANSOFT CORPORATION

                                                         By /s/ NICHOLAS CSENDES
                                                            --------------------
                                                         Nicholas Csendes
                                                         President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 16, 1999.


                      SIGNATURE                               TITLE

         /s/ NICHOLAS CSENDES                Director and President and Chief
         -----------------------------       Executive Officer (Principal
         Nicholas Csendes                    Executive Officer)

         /s/ ZOLTAN J. CENDES                Director and Chief Technology
         -----------------------------       Officer and Chairman of the Board
         Zoltan J. Cendes                    of Directors

         /s/ THOMAS A.N. MILLER              Director
         -----------------------------
         Thomas A.N. Miller

         /s/ ULRICH L. ROHDE                 Director
         -----------------------------
         Ulrich L. Rohde

         /s/ JOHN N. WHELIHAN                Director
         -----------------------------
         John N. Whelihan

         /s/ JACOB WHITE                     Director
         -----------------------------
         Jacob White

         /s/ ANTHONY L. RYAN                 Chief Financial Officer (Principal
         -----------------------------       Financial and Accounting Officer)
         Anthony L. Ryan

                 Schedule II-Valuation and Qualifying Accounts
                                 (In thousands)


                            Balance as of           Additions                    Balance as of
                            the Beginning       Charged to Costs                   the End of
                            of the Period         and Expenses    Deductions       the Period
                            -------------         ------------    ----------       ----------
Year ended April 30, 1999
  Allowance for doubtful
      accounts                  150                    25             --               175

Year ended April 30, 1998
  Allowance for doubtful
      accounts                  125                    25             --               150

Year ended April 30, 1997
  Allowance for doubtful
      accounts                  125                    --             --               125