Form 10-Q
period 1999-07-31
ANSOFT CORP
filed 1999-09-10
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended July 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of the registrant's Common Stock outstanding as of the close of business on September 7, 1999 was 11,689,663.

                               ANSOFT CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                                                          Page
                                                                                                          ----
Part I     FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets - July 31, 1999 and April 30, 1999                                  1
           Consolidated Statements of Operations - Three months ended July 31, 1999 and 1998               2
           Consolidated Statements of Cash Flows - Three months ended July 31, 1999 and 1998               3
           Notes to the Consolidated Financial Statements                                                  4
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations           5


Part II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                               13

Signatures                                                                                                13

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANSOFT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (unaudited)


                                                            July 31,
                                                             1999              April 30,
                                                          (unaudited)            1999
                                                          -----------          ---------
Assets
Current assets
    Cash and cash equivalents                               $  2,657           $  2,489
    Marketable securities                                     17,007             16,461
    Accounts receivable                                        7,411              8,645
    Deferred income taxes                                        126                126
    Prepaid expenses and other assets                            734                709
                                                            --------           --------
Total current assets                                          27,935             28,430

Plant and equipment                                            4,707              4,663
Marketable securities                                          5,721              5,730
Other assets                                                     310                475
Deferred taxes - non current                                   3,218              2,993
Intangible assets                                             10,072             10,339
                                                            --------           --------
Total assets                                                $ 51,963           $ 52,630
                                                            ========           ========

Liabilities and stockholders' equity
Current liabilities
    Line of credit                                          $  8,488           $  7,446
    Accounts payable                                             206                329
    Accrued expenses                                             178                404
    Income taxes                                                 174                174
    Accrued wages                                                150                150
    Deferred revenue                                           3,158              3,228
                                                            --------           --------
Total current liabilities                                     12,354             11,731
Other liabilities                                                136                143
                                                            --------           --------
 Total liabilities                                            12,490             11,874

 Minority interest                                              (107)              (107)
 Stockholders' equity
     Preferred stock                                              --                 --
     Common stock                                                116                116
     Additional paid-in capital                               51,509             51,490
     Treasury stock                                           (1,696)            (1,556)
     Other accumulated comprehensive income (loss)            (1,282)            (1,013)
     Accumulated deficit                                      (9,067)            (8,174)
                                                            --------           --------
 Total stockholders' equity                                   39,580             40,863

 Total liabilities and stockholders' equity                 $ 51,963           $ 52,630
                                                            ========           ========


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)


                                                     Three months ended July 31,
                                                       1999               1998
                                                     --------           --------
Revenues
    License                                          $  5,304           $  3,239
    Service and other                                   1,607              1,915
                                                     --------           --------
Total revenue                                           6,911              5,154

Costs and expenses
    Sales and marketing                                 4,592              4,252
    Research and development                            2,378              2,066
    General and administrative                            807                635
    Amortization                                          642                422
                                                     --------           --------
Total costs and expenses                                8,419              7,375
                                                     --------           --------
Income (loss) from operations                          (1,508)            (2,221)
Other income, net                                         390                379
                                                     --------           --------
Income (loss) before income taxes                      (1,118)            (1,842)
Income tax benefit                                        225                550
                                                     --------           --------
   Net income (loss)                                 $   (893)          $ (1,292)
                                                     ========           ========

Basic net income (loss) per share                    $  (0.08)          $  (0.11)
                                                     ========           ========
Diluted net income (loss) per share                  $  (0.08)          $  (0.11)
                                                     ========           ========
Weighted average shares used in calculation
    Basic                                              11,383             11,524
                                                     ========           ========
    Diluted                                            11,383             11,524
                                                     ========           ========


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                                               THREE MONTHS ENDED JULY 31,
                                                                 1999               1998
                                                               --------           --------
Cash flows from operating activities
Net income (loss)                                              $   (893)          $ (1,292)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
    Depreciation                                                    220                210
    Amortization                                                    642                422
    Deferred taxes                                                 (225)              (638)
Changes in assets and liabilities
    Accounts receivable                                           1,234              1,344
    Prepaid expenses and other assets                               (25)              (379)
    Other long-term assets                                          158                (11)
     Accounts payable                                              (123)                61
     Accrued wages and expenses                                    (227)              (527)
     Deferred revenue                                               (70)                75
                                                               --------           --------
Net cash provided by (used in) operating activities                 691               (735)
                                                               --------           --------
Cash flows from investing activities
     Purchases of plant and equipment                              (264)              (385)
     Investment in acquired businesses                             (375)              (160)
     Purchases of marketable securities                            (766)           (14,380)
                                                               --------           --------
Net cash provided by (used in) investing activities              (1,405)           (14,925)
                                                               --------           --------
Cash flows from financing activities
     Proceeds from line of credit, net                            1,042                 --
     Purchase of treasury stock                                    (140)
     Proceeds from the issuance of common  stock, net                19                 57
                                                               --------           --------
Net cash provided by (used in) financing activities                 921                 57
Effect of exchange rate                                             (39)               (96)
                                                               --------           --------
Net increase (decrease) in cash and cash  equivalents               168            (15,699)
Cash and cash equivalents at beginning of period                  2,489             20,677
                                                               --------           --------
Cash and cash equivalents at end of period                     $  2,657           $  4,978
                                                               ========           ========
Supplemental disclosures of cash flow information
  Cash paid for interest                                       $     88           $      4
                                                               ========           ========
  Cash paid for income taxes                                   $      0           $     20
                                                               ========           ========


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) Basis of Presentation

     The unaudited consolidated financial statements include the accounts of Ansoft and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the fiscal year ended April 30, 1999 consolidated financial statements and notes thereto included in Ansoft's annual report on Form 10-K filed with the Commission.

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

(2)  Comprehensive income (loss)

     "Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income (loss) follows:

                                                         Three Months Ended July 31,
                                                          1999                1998
                                                         -------             -------
Net income (loss)                                        $  (893)            $(1,292)
Unrealized gain (loss) on marketable securities             (230)                 (8)
Foreign currency translation adjustments                     (39)                (96)
                                                         -------             -------
Comprehensive income (loss)                              $(1,162)            $(1,396)
                                                         =======             =======

(3) Net income (loss) per share

     "Basic income (loss) per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted income per share" is calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented:


                                                        Income                             Per share
                                                        (loss)            Shares            amount
                                                       --------          --------          ---------
        Three months ended July 31, 1999
        --------------------------------
        Basic net income (loss) per share...........    $  (893)           11,383          $  (0.08)
                                                        =======           =======          ========
        Effect of dilutive securities:
          Stock options.............................         --                --                --
                                                        -------           -------          --------
        Diluted net income (loss) per share.........    $  (893)           11,383          $  (0.08)
                                                        =======           =======          ========


        Three months ended July 31, 1998
        --------------------------------
        Basic net income (loss) per share...........    $(1,292)           11,524          $  (0.11)
                                                        =======           =======          ========
        Effect of dilutive securities:
           Stock options............................         --                --                --
                                                        -------           -------          --------
        Diluted net income (loss) per share.........    $(1,292)           11,524          $  (0.11)
                                                        =======           =======          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Prospectus, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" section included in Ansoft's report on Form 10-K for the fiscal year ended April 30, 1999.

Overview

     Ansoft Corporation ("Ansoft" or the "Company") develops, markets and supports electronic design automation ("EDA") software based on fundamental electromagnetic principles. Ansoft's software is used by engineers in the design of high performance electronic devices and systems, such as cellular phones, communications systems, computer circuit boards and motors. As the marketplace demands higher levels of system performance and miniaturization, the need to model accurately the electromagnetic interaction in communications, computer devices and electromechanical components and systems is becoming increasingly important, yet traditional EDA tools do not provide accurate modeling of electromagnetic interaction. By using Ansoft's software, companies can more easily predict electromagnetic interaction in such systems and components, thus reducing time to market and simultaneously lowering design and manufacturing costs. Ansoft's products are used by design engineers in a wide range of industries, particularly the rapidly evolving wireless communications and RF (radio frequency) markets as well as the semiconductor, computer, automotive and consumer electronics industries.

     License revenue consists principally of revenue from the licensing of Ansoft's software and is generally recognized when the software has been shipped and there are no significant remaining obligations. Service revenue consists of maintenance fees for providing system updates, user documentation and technical support for software products, and is recognized ratably over the term of the maintenance agreement. Other revenue consists primarily of revenue earned on development contracts with government-sponsored entities. Revenue under these arrangements is recognized as the service is performed.

     Effective April 28, 1999, Ansoft acquired a majority interest in Pacific Numerix ("PNC"). Effective July 24, 1996, April 9, 1997 and August 8, 1997, Ansoft acquired the EBU, Compact, and Boulder, respectively. The cost of these acquisitions has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The acquisitions have been accounted for as purchases, and their respective financial results have been included in the accompanying consolidated financial statements since the date of their respective acquisitions.

Results of Operations

     The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:


                                              Three months ended July 31,
                                              1999                   1998
                                              ----                   ----
Revenues:
   License                                      77%                    63%
   Service and other                            23                     37
                                              ----                   ----
Total revenue                                  100                    100

Costs and expenses:
   Sales and marketing                          66                     83
   Research and development                     34                     40
   General and administrative                   12                     12
   Amortization                                  9                      8
                                              ----                   ----
Total costs and expenses                       122                    143
                                              ----                   ----
Income (loss) from
   operations                                  (22)                   (43)
Other income                                     6                      7
                                              ----                   ----
Income (loss) before income
   taxes                                       (16)                   (36)
Income taxes                                     3                     11
                                              ----                   ----
Net income (loss)                              (13)%                  (25)%
                                              ====                   ====

Comparison of The Three Months Ended July 31, 1999 and 1998

     Revenue. Total revenue in the three-month period ended July 31, 1999 increased 34% to $6.9 million from $5.2 million in the comparable period of the preceding fiscal year. License revenue during the three-month period ended July 31, 1999 increased 64% to $5.3 million from $3.2 million during the comparable period in the prior fiscal year. The increase is primarily attributable to strong demand for our HFSS product, and to a recovery of sales in the Asia-Pacific region. Service and other revenue decreased by 16% due to the completion of a research and development cost-sharing contract during 1998.

     International revenue accounted for 52% and 51% of Ansoft's total product revenue in the three-month period ended July 31, 1999 and 1998, respectively.

     Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 8% to $4.6 million in the three-month period ended July 31, 1999, as compared to $4.3 million in the same period in the previous fiscal year. The increase is attributable to an increase in Ansoft's sales force as a result of the acquisitions as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 66% and 83% of total revenue in the three-month period ended July 31, 1999 and 1998, respectively. Ansoft expects that sales and marketing expenses will decrease as a percentage of sales although increase in absolute dollars in future periods.

     Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses for the three-month period ended July 31, 1999 increased 15% to $2.4 million, as compared to $2.1 million for the same period in the previous fiscal year. The increase is due to increased research and development personnel primarily as a result of the PNC acquisition. Research and development expense represented 34% and 40% of total revenue in the three-month period ended July 31, 1999 and 1998, respectively. Ansoft anticipates that research and development expenses will decrease as a percentage of sales although increase in absolute dollars in future periods.

     General and administrative expenses. General and administrative expenses for the three-month period ended July 31, 1999 increased 27% to $807,000, as compared to $635,000 for the same period in the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 12% of total revenue in the three-month period ended July 31, 1999 and 1998. Ansoft anticipates that general and administrative expenses will decrease as a percentage of sales although increase in absolute dollars in future periods.

     Amortization expense. Amortization expense for the three-month period ended July 31, 1999 increased to $642,000, as compared to $422,000 for the same period in the previous fiscal year. The increase is due to the amortization of the additional intangible assets acquired during fiscal 1999.

     Other income. Other income for the three-month period ended July 31, 1999 was $390,000, comparable to $379,000 reported for the same period in the previous fiscal year.

     Income taxes. In the three-month period ended July 31, 1999, Ansoft recorded a net income tax benefit of $225,000 resulting from the recognition of deferred tax assets in accordance with the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes." Ansoft's net deferred tax asset of $3.3 million as of July 31, 1999, consists primarily of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2019. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Liquidity and Capital Resources

     As of July 31, 1999, Ansoft had $2.7 million in cash and cash equivalents and working capital of $15.6 million. Net cash provided by (used in) operating activities was $691,000 and $(735,000) in the three months ended July 31, 1999 and 1998, respectively. Net cash provided by (used in) investing activities was $(1.4) million and $(14.9) million in the three months ended July 31, 1999 and 1998, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $264,000 and $385,000 in the three months ended July 31, 1999 and 1998, respectively. Net cash provided by financing activities includes cash proceeds from the issuance of Common Stock totaling $19,000 and $57,000 in the three months ended July 31, 1999 and 1998, respectively.

     Ansoft has available a $10.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit is secured by the marketable securities held with the institution. As of July 31, 1999, $8.5 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

Year 2000 Issues

     Ansoft has recently evaluated the products Ansoft currently supports to determine if they are Year 2000 ready. Most of Ansoft's products do not rely on knowledge of the date (date-sensitive data) for performance or functionality. Ansoft's products only use date-sensitive data with respect to the licensing of Ansoft's products.

     State Of Readiness. The results of this evaluation revealed that most of Ansoft's supported products are Year 2000 ready. Ansoft plans to offer patches or upgrades to the supported products currently not Year 2000 ready.

     During 1998, an evaluation of Ansoft's internal support systems was done to determine if they are Year 2000 ready to support Ansoft's operations beyond the year 2000. Ansoft currently uses third party software systems and applications, some of which are not Year 2000 ready. Ansoft has the intention to stop using these software products or upgrade or replace them as part of Ansoft's growth plans.

     Although Ansoft's intention was to replace or upgrade these systems prior to June 30, 1999, the work will be extended to December 31, 1999. The failure by Ansoft to complete such work prior to December 31, 1999 could have a material adverse effect on Ansoft's business, financial condition and operations.

     Costs. Ansoft does not have a project tracking system that tracks the cost and time that its own internal employees spend on the Year 2000 project. Ansoft expects that costs directly related to Year 2000 in excess of normal upgrade and maintenance costs would not exceed approximately $100,000 for both costs incurred to date and future costs. However, there is no assurance that the costs may not exceed this amount.

     Risks. Ansoft is requesting its vendors to provide Year 2000 compliance certificates for all its internal support systems. However, Ansoft only intends to perform testing on its critical internal support systems. Inoperability related to Year 2000 problems of internal systems that are certified Year 2000 ready by the vendor and not tested by Ansoft could have an adverse impact to Ansoft's operational efficiency.

     The patches or upgrades provided by Ansoft as the remedies to make its products Year 2000 ready may not be accepted by the customer, which could have an adverse impact on Ansoft's business.

     Ansoft believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 readiness. These expenditures may result in reduced funds available to purchase software products such as those offered by Ansoft, which could result in a material adverse effect on Ansoft's business, financial condition and results of operation. In addition, Ansoft does not have any meaningful data as to the state of its customers' Year 2000 readiness.

     Contingency Plans. Ansoft does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrences. Upon completion of testing and implementation activities, Ansoft will be able to assess the areas requiring contingency planning and expects to develop appropriate planning at that time. Any failure of Ansoft to address any unforeseen Year 2000 problems could adversely affect Ansoft's business, financial condition and results of operations.

Quantitative and Qualitative Disclosure about Market Risk

     Interest Rate Risk. Ansoft's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Ansoft mitigates its risk by diversifying its investments among credit quality securities and limits the amount of credit exposure to any one issuer. Ansoft does not hedge any interest rate exposures.

     Foreign Currency Risk. Ansoft transacts business in various foreign currencies. Accordingly, Ansoft is subject to exposure from adverse movements in foreign currency exchange rates. As of July 31, 1999, Ansoft had no hedging contracts outstanding. Ansoft assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Additional Risk Factors that may affect Future Results

We may be unable to successfully compete in the highly competitive electronic design automation ("EDA") software market. The electronic design automation software market in which Ansoft competes is intensely competitive and subject to rapid change. In general, competition comes from major EDA vendors, many of which have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than Ansoft. These companies also have established relationships with current and potential customers of Ansoft. Ansoft's software products currently compete with certain software offerings from Hewlett-Packard Corporation ("HP"). Ansoft also competes directly with certain major EDA vendors and privately-held companies which also provide competing products. Ansoft also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of which design and develop customized design tools for their particular needs. In addition, the EDA industry has become increasingly concentrated in recent years as a result of acquisitions, and further concentration within the EDA industry could result in increased competition for Ansoft. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could seriously harm Ansoft's business, operating results or financial condition. Ansoft's may be unable to compete successfully against current and future competitors, and competitive pressures faced by Ansoft could seriously harm Ansoft's business, operating results and financial condition.

      We have a history of losses and our future operating results are uncertain. Ansoft has incurred net losses in each fiscal year since its founding with the exception of fiscal 1998 and 1996. There can be no assurance that Ansoft's revenue and net income will grow or be sustained in future periods or that Ansoft will remain profitable in any future period. Future operating results will depend on many factors, including the degree and the rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft's products, the level of product and price competition, the ability of Ansoft to develop and market new products and to control costs, the ability of Ansoft to expand its direct sales force and the ability of Ansoft to attract and retain key personnel.

     Our quarterly operating results are difficult to predict. We are unable to accurately forecast our future revenues primarily because of the emerging nature of the market in which we compete. Our revenues and operating results generally depend on the size, timing and structure of significant licenses. These factors have historically been, and are likely to continue to be, difficult to forecast. In addition, our current and future expense levels are based largely on our operating plans and estimates of future revenues and are, to a extent, fixed. We may be unable to adjust spending sufficiently quickly to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would seriously harm our business, financial condition and results of operations. Such shortfalls in our revenue or operating results from levels expected by public market analysts and investors could seriously harm the trading price of our common stock. Additionally, we may not learn of such revenue shortfalls, earnings shortfalls or other failure to meet market expectations until late in a fiscal quarter, which could result in an even more immediate and serious harm to the trading price of our common stock. Our quarterly operating results have varied, and it is anticipated that our quarterly operating results will vary, substantially from period to period depending on various factors, many of which are outside our control. Due to the foregoing factors, we cannot predict with any significant degree of certainty our quarterly revenue and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

     Our stock price is extremely volatile. The trading price of our common stock has fluctuated significantly in the past, and the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to such factors as:

     -    Actual or anticipated fluctuations in our operating results;
     - Announcements of technological innovations and new products by us or our competitors;
     - New contractual relationships with strategic partners by us or our competitors;
     -    Proposed acquisitions by us or our competitors; and
     - Financial results that fail to meet public market analyst expectations of performance.

     In addition, the stock market in general, and The Nasdaq National Market and the market for technology companies in particular has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may seriously harm the market price of our common stock in future periods.

     Businesses we acquire may not perform as projected. We have acquired or merged with a number of companies in recent years, including PNC, Compact, the EBU and Boulder Microwave Technologies, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. The foregoing factors could seriously harm our business, financial condition and results of operations.

     We may lose competitive advantages if our proprietary rights are inadequately protected. Ansoft's success depends, in part, upon its proprietary technology. We rely on a combination of patents, trade secrets, copyrights, trademarks and contractual commitments to protect our proprietary rights in our software products. We generally enter into confidentiality or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, a third party may still copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. It is possible that we may fail to adequately protect our proprietary rights. This would seriously harm Ansoft's business, operating results and financial condition.

     We may be unable to attract and retain the key management and technical personnel that we need to succeed. Ansoft's future operating results depend in large part upon the continued services of its key technical and management personnel, including Dr. Zoltan J. Cendes, a founder, Chairman of the Board of Directors and Chief Technology Officer of Ansoft. Ansoft does not have employment contracts with Dr. Cendes or any other executive officer. Ansoft maintains key-man life insurance with respect to Dr. Cendes in the amount of $5,000,000. Ansoft's future success will also depend in large part on its ability to continue to attract and retain highly-skilled technical, marketing and management personnel. The competition for such personnel, as well as for qualified EDA engineers, is intense. If Ansoft is unable to attract, hire and retain qualified personnel in the future, the development of new products and the management of Ansoft's increasingly complex business would be impaired. This could seriously harm Ansoft's business, operating results and financial condition.

     We had previously depended upon third party international distributors and have recently shifted our distribution model to the use of direct sales personnel in international markets. A significant portion of Ansoft's license and service revenue results from a limited number of international distributors. During fiscal 1999, 1998 and 1997, revenue from international distributors accounted for approximately 10%, 19%, and 19%, respectively, of Ansoft's total revenue. Ansoft's distributors are not obligated to purchase products from Ansoft and may also represent other products. Ansoft has recently shifted its distribution model to the use of direct sales personnel in international markets. It is possible that we may fail to sustain or increase revenue previously derived from third party international distributors and, consequently, seriously harm our business, financial condition and results of operations.

     We depend on international sales for a significant percentage of our revenue. International revenue, principally from Asian customers, accounted for approximately 52% and 51% of our total revenue in in the three-month period ended July 31, 1999 and 1998, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

     -    The impact of recessionary environments in foreign economies;
     - Longer receivables collection periods and greater difficulty in accounts receivable collection;
     -    Difficulties in staffing and managing foreign operations;
     -    Political and economic instability;
     -    Unexpected changes in regulatory requirements;
     -    Reduced protection of intellectual property rights in some countries;
          and
     -    Tariffs and other trade barriers.

     Currency exchange fluctuations in countries in which we license our products could also seriously harm our business, financial condition and results of operations by resulting in pricing that is not competitive with products priced in local currencies. Furthermore, we may not be able to continue to generally price our products and services internationally in U.S. dollars because of changing sovereign restrictions on importation and exportation of foreign currencies as well as other practical considerations. In addition, the laws of certain countries do not protect our products and intellectual property rights to the same extent, as do the laws of the United States. Moreover, it is possible that we may fail to sustain or increase revenue derived from international licensing and service or that the foregoing factors will seriously harm our future international license and service revenue, and, consequently, seriously harm our business, financial condition and results of operations.

     We need to successfully manage our expanding operations. Ansoft has experienced rapid growth in recent years which has placed and could continue to place a significant strain on its managerial and other resources. Revenues have grown from $6.2 million in fiscal 1995 to $24.4 million in fiscal year 1999, and the number of employees has grown from 69 in April 1996 to 234 as of July 31, 1999. Ansoft's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft's business, financial condition and results of operations.

     We depend on the growth of the communications, semiconductor and electronics industries. Ansoft is dependent upon the communications and semiconductor industry and, more generally, the electronics industry. These industries are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries have from time to time experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. While these industries have experienced an extended period of significant economic growth over the past few years, such economic growth may not continue, and if it does not, any downturn could be especially severe on Ansoft. During such downturns, the number of new integrated circuit design projects often decreases. Because acquisitions of new licenses from Ansoft are largely dependent upon the commencement of new design projects, any slowdown in these industries could seriously harm Ansoft's business, financial condition and results of operations.

     Errors in our software products could result in loss of market share or failure to achieve market acceptance. Software products as complex as those offered by Ansoft may contain defects or failures when introduced or when new versions are released. Ansoft has in the past discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. Despite testing by Ansoft, errors may still be found in new products or releases after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Any such occurrence could seriously harm Ansoft's business, financial condition and results of operations.

     Anti-Takeover Provisions in Ansoft's Certificate of Incorporation, Bylaws, and under Delaware Law could prevent an acquisition of Ansoft. We have adopted a number of provisions that could have anti-takeover effects. The Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock without any further vote or action by the Ansoft's stockholders. This and other provisions of Ansoft's Certificate of Incorporation, Bylaws and Delaware Law may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management, including transactions in which the stockholders of the Ansoft might otherwise receive a premium for their shares over then current market prices.

     We are controlled by our principal stockholders and management which may limit your ability to influence stockholder matters. Our executive officers, directors and principal stockholders own approximately 49% of the outstanding shares of Ansoft common stock. As a result, they have the ability to effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders.

                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed below and are incorporated herein by reference:

     Exhibit No.

         27.1     Financial Data Schedule.


(b) No reports on Form 8-K during the period from May 1, 1999 to July 31, 1999.


SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  September 10, 1999

                                    ANSOFT CORPORATION

                                    By:  /s/ Nicholas Csendes
                                    --------------------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer


                                    By:  /s/ Anthony L. Ryan
                                    --------------------------------------------
                                    Anthony L. Ryan
                                    Chief Financial Officer