Form 10-Q
period 1999-10-31
ANSOFT CORP
filed 1999-12-14
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended October 31, 1999

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

     Four Station Square, Suite 200
        Pittsburgh, Pennsylvania                          15219-1119
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (412) 261-3200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of the registrant's Common Stock outstanding as of the close of business on December 9, 1999 was 11,729,942.

                               ANSOFT CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                                                          Page
                                                                                                          ----
Part I   FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets - October 31, 1999 and April 30, 1999                               1
           Consolidated Statements of Operations - Three and six months ended
            October 31, 1999 and 1998                                                                      2
           Consolidated Statements of Cash Flows - Three and six months ended
            October 31, 1999 and 1998                                                                      3
           Notes to the Consolidated Financial Statements                                                  4
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations           5


Part II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                               13

Signatures                                                                                                13

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANSOFT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        October 31,        April 30,
                                                            1999             1999
                                                        -----------        ---------
Assets                                                  (unaudited)
Current assets
    Cash and cash equivalents                             $  2,304         $  2,489
    Marketable securities                                   16,554           16,461
    Accounts receivable                                      8,028            8,645
    Deferred income taxes                                      126              126
    Prepaid expenses and other assets                          802              709
                                                          --------         --------
Total current assets                                        27,814           28,430

Plant and equipment                                          4,751            4,663
Marketable securities                                        5,362            5,730
Other assets                                                   471              475
Deferred taxes - non current                                 3,348            2,993
Intangible asset                                             9,551           10,339
                                                          --------         --------
Total assets                                              $ 51,297         $ 52,630
                                                          ========         ========

Liabilities and stockholders' equity
Current liabilities
    Line of credit                                        $  9,621         $  7,446
    Accounts payable and accrued expenses                      250              733
    Income taxes                                               174              174
    Accrued wages                                              160              150
    Deferred revenue                                         3,233            3,228
                                                          --------         --------
Total current liabilities                                   13,438           11,731
Other liabilities                                              126              143
                                                          --------         --------
 Total liabilities                                          13,564           11,874

 Minority Interest                                            (142)            (107)
 Stockholders' equity
     Preferred stock                                            --               --
     Common stock                                              117              116
     Additional paid-in capital                             51,613           51,490
     Treasury stock                                         (1,711)          (1,556)
     Other accumulated comprehensive income (loss)          (2,581)          (1,013)
     Accumulated deficit                                    (9,563)          (8,174)
                                                          --------         --------
 Total stockholders' equity                                 37,875           40,863

 Total liabilities and stockholders' equity               $ 51,297         $ 52,630
                                                          ========         ========

See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                 Three months ended October 31,           Six months ended October 31,
                                                     1999             1998                    1999             1998
                                                   --------         --------                --------         --------
Revenues
    License                                        $  5,329         $  3,977                $ 10,633         $  7,216
    Service and other                                 2,057            1,524                   3,664            3,439
                                                   --------         --------                --------         --------
Total revenue                                         7,386            5,501                  14,297           10,655

Costs and expenses
    Sales and marketing                               4,468            4,072                   9,060            8,324
    Research and development                          2,545            2,106                   4,923            4,172
    General and administrative                          806              695                   1,613            1,330
    Amortization                                        596              434                   1,238              856
                                                   --------         --------                --------         --------
Total costs and expenses                              8,415            7,307                  16,834           14,682
                                                   --------         --------                --------         --------
Income (loss) from operations                        (1,029)          (1,806)                 (2,537)          (4,027)
Other income, net                                       401              416                     791              795
                                                   --------         --------                --------         --------
Income (loss) before income taxes                      (628)          (1,390)                 (1,746)          (3,232)
Income tax benefit                                      130              400                     355              950
                                                   --------         --------                --------         --------
Net income (loss)                                  $   (498)        $   (990)               $ (1,391)        $ (2,282)
                                                   ========         ========                ========         ========
Net income (loss) per share
    Basic                                          $  (0.04)        $  (0.09)               $  (0.12)        $  (0.20)
                                                   ========         ========                ========         ========
    Diluted                                        $  (0.04)        $  (0.09)               $  (0.12)        $  (0.20)
                                                   ========         ========                ========         ========
Weighted average shares used in calculation
    Basic                                            11,410           11,453                  11,397           11,488
                                                   ========         ========                ========         ========
    Diluted                                          11,410           11,453                  11,397           11,488
                                                   ========         ========                ========         ========



See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                               Six months ended October 31
                                                                 1999               1998
                                                               --------           --------
Cash flows from operating activities
Net income (loss)                                               $(1,391)          $ (2,282)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
  Depreciation                                                      450                420
  Amortization                                                    1,238                856
  Deferred taxes                                                   (355)            (1,148)
Changes in assets and liabilities
  Accounts receivable                                               617                926
  Prepaid expenses and other assets                                 (93)              (157)
  Other assets and liabilities                                      (13)               (20)
 Accounts payable and accrued expenses                             (473)              (353)
  Deferred revenue                                                    5                225
                                                                -------           --------
Net cash used in operating activities                               (15)            (1,533)
                                                                -------           --------
Cash flows from investing activities
Purchases of plant and equipment                                   (538)              (617)
Investment in acquired businesses                                  (485)              (160)
Sale (purchases) of marketable securities                          (919)           (14,785)
                                                                -------           --------
Net cash used in investing activities                            (1,942)           (15,562)
                                                                -------           --------
Cash flows from financing activities
Proceeds from line of credit, net                                 2,175                 --
Purchase of treasury stock                                         (155)              (810)
Proceeds from the issuance of common stock, net                     126                120
                                                                -------           --------
Net cash provided by (used in) financing activities               2,146               (690)
Effect of exchange rate                                            (374)               (71)
                                                                -------           --------
Net increase (decrease) in cash and cash equivalents               (185)           (17,856)
Cash and cash equivalents at beginning of period                  2,489             20,677
                                                                -------           --------
Cash and cash equivalents at end of period                      $ 2,304           $  2,821
                                                                =======           ========
Supplemental disclosures of cash flow information
Cash paid for interest                                          $   201           $      8
                                                                =======           ========
Cash paid for income taxes                                      $    --           $     27
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

(2)  Comprehensive income (loss)

     "Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income (loss) follows:

                                                        Six Months Ended October 31,
                                                           1998              1998
                                                         -------           -------
Net income (loss)                                        $(1,391)          $(2,282)
Unrealized gain (loss) on marketable securities           (1,194)             (461)
Foreign currency translation adjustments                    (374)              (71)
                                                         -------           -------
Comprehensive income (loss)                              $(2,959)          $(2,814)
                                                         =======           =======

(3) Net income (loss) per share

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

                                                           Income                   Per share
                                                            (loss)      Shares       amount
                                                           -------      ------      ---------
                 Three months ended October 31, 1999
                 Basic net income (loss) per share........  $(498)       11,410      $(0.04)
                 Effect of dilutive securities:
                    Stock options.........................     --            --          --
                                                            -----        ------      ------
                 Diluted net income (loss) per share......  $(498)       11,410      $(0.04)
                                                            =====        ======      ======
                 Three months ended October 31, 1998
                 Basic net income (loss) per share........  $(990)       11,453      $(0.09)
                 Effect of dilutive securities:
                    Stock options.........................     --            --          --
                                                            -----        ------      ------
                 Diluted net income (loss) per share......  $(990)       11,453      $(0.09)
                                                            =====        ======      ======

                                                           Income                   Per share
                                                            (loss)      Shares       amount
                                                           -------      ------      ---------
                 Six months ended October 31, 1999
                 Basic net income (loss) per share........  $(1,391)      11,397      $(0.12)
                 Effect of dilutive securities:
                    Stock options.........................       --          --           --
                                                              -----       -----        -----
                 Diluted net income (loss) per share......  $(1,391)     11,397       $(0.12)
                                                            =======      ======       ======
                 Six months ended October 31, 1998
                 Basic net income (loss) per share........  $(2,282)     11,488       $(0.20)
                 Effect of dilutive securities:
                    Stock options.........................       --          --           --
                                                            -------      ------       ------
                 Diluted net income (loss) per share......  $(2,282)     11,488       $(0.20)
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

Results of Operations

     The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:


                                         Three months ended October 31,        Six months ended October 31,
                                           1999            1998                   1999            1998
                                           ----            ----                   ----            ----
Revenues:
   License                                   72%             72%                    74%             68%
Service and other                            28              28                     26              32
                                           ----            ----                   ----            ----
Total revenue                               100             100                    100             100

Costs and expenses:
   Sales and marketing                       60              74                     63              78
   Research and development                  35              38                     35              39
   General and administrative                11              13                     11              13
   Amortization                               8               8                      9               8
                                           ----            ----                   ----            ----
Total costs and expenses                    114             133                    118             138
                                           ----            ----                   ----            ----
Income (loss) from operations               (14)            (33)                   (18)            (38)
Other income                                  5               8                      6               8
                                           ----            ----                   ----            ----
Income (loss) before income taxes            (9)            (25)                   (12)            (30)
Income taxes                                  2               7                      2               9
                                           ----            ----                   ----            ----
Net income (loss)                            (7)%           (18)%                  (10)%           (21)%
                                           ====            ====                   ====            ====

Comparison of The Three and Six Months Ended October 31, 1999 and 1998

     Revenue. Total revenue in the three-month period ended October 31, 1999 increased 34% to $7.4 million from $5.5 million in the comparable period of the preceding fiscal year. Total revenue in the six-month period ended October 31, 1999 increased 34% to $14.3 million from $10.7 million in the comparable period of the preceding fiscal year. License revenue during the three-month period ended October 31, 1999 increased 34% to $5.3 million from $4.0 million during the comparable period in the prior fiscal year. The increase is primarily attributable to strong demand for our HFSS product. Service and other revenue increased by 35% due to the continued growth of the installed base of customers under annual maintenance agreements.

     International revenue accounted for 47% and 53% of the Company's total product revenue in the three-month period ended October 31, 1999 and 1998, respectively. International revenue accounted for 51% and 52% of the Company's total product revenue in the six-month period ended October 31, 1999 and 1998, respectively

     Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 10% to $4.5 million in the three-month period ended October 31, 1999, as compared to $4.1 million in the same period in the previous fiscal year. Sales and marketing expenses increased by 9% to $9.1 million in the six-month period ended October 31, 1999, as compared to $8.3 million in the same period in the previous fiscal year. The increase is attributable to an increase in the Company's sales force as a result of the acquisitions as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 60% and 74% of total revenue in the three-month period ended October 31, 1999 and 1998, respectively. Sales and marketing expenses represented 63% and 78% of total revenue in the six-month period ended October 31, 1999 and 1998, respectively. Ansoft expects that sales and marketing expenses will decrease as a percentage of revenue although increase in absolute dollars in future periods.

     Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses for the three-month period ended October 31, 1999 increased 21% to $2.5 million, as compared to $2.1 million for the same period in the previous fiscal year. Research and development expenses for the six-month period ended October 31, 1999 increased 18% to $4.9 million, as compared to $4.2 million for the same period in the previous fiscal year. The increase is due to increased research and development personnel primarily as a result of the acquisitions. Research and development expenses represented 34% and 38% of total revenue in the three-month period ended October 31, 1999 and 1998, respectively. Research and development expenses represented 34% and 39% of total revenue in the six-month period ended October 31, 1999 and 1998, respectively. Ansoft anticipates that research and development expenses will decrease as a percentage of revenue although increase in absolute dollars in future periods.

     General and administrative expenses. General and administrative expenses for the three-month period ended October 31, 1999 increased 16% to $806,000, as compared to $695,000 for the same period in the previous fiscal year. General and administrative expenses for the six-month period ended October 31, 1999 increased 21% to $1.6 million, as compared to $1.3 million for the same period in the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 11% and 13% of total revenue in the three-month period ended October 31, 1999 and 1998, respectively. General and administrative expenses represented 11% and 12% of total revenue in the six-month period ended October 31, 1999 and 1998, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

     Amortization expense. Amortization expense for the three-month period ended October 31, 1999 increased to $596,000, as compared to $434,000 for the same period in the previous fiscal year. Amortization expense for the six-month period ended October 31, 1999 increased to $1.2 million, as compared to $856,000 for the same period in the previous fiscal year. The increase is due to the amortization of the additional intangible assets acquired during fiscal 1999.

     Other income. Other income for the three-month period ended October 31, 1999 was $401,000, comparable to $416,000 for the same period in the previous fiscal year. Other income was $791,000 for the six-month period ended October 31, 1999, comparable to $795,000 for the same period in the previous fiscal year.

     Income taxes. In the three and six-month period ended October 31, 1999, the Company recorded a net income tax benefit of $130,000 and $355,000, respectively, resulting from the partial recognition of deferred tax assets in accordance with the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes." Ansoft's net deferred tax asset of $3.5 million as of October 31, 1999, consists primarily of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2019. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Liquidity and Capital Resources

     As of October 31, 1999, Ansoft had $2.3 million in cash and cash equivalents and working capital of $14.4 million. Net cash used in operating activities was $15,000 and $1.5 million in the six months ended October 31, 1999 and 1998, respectively. Net cash used in investing activities was $1.9 million and $15.6 million in the six months ended October 31, 1999 and 1998, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $538,000 and $617,000 in the six months ended October 31, 1999 and 1998, respectively. Net cash provided by financing activities in the six months ended October 31, 1999 consisted primarily of $2.2 million in proceeds drawn on the line of credit.

     Ansoft has available a $10.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit is secured by the marketable securities held with the institution. As of October 31, 1999, $9.4 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

     In December 1999, Ansoft filed a registration statement with the SEC for common shares to be issued in connection with the purchase of the remaining minority interest in PNC. The purchase is expected to close in December 1999 with a purchase price of approximately $892,500.

Year 2000 Issues

      We have recently evaluated the products we currently support to determine if they are Year 2000 ready. Most of our products do not rely on knowledge of the date (date-sensitive data) for performance or functionality. Our products only use date-sensitive data with respect to the licensing of our products.

      State Of Readiness. The results of this evaluation revealed that most of Ansoft's supported products are Year 2000 ready. Ansoft is offering patches or upgrades to the supported products currently not Year 2000 ready.

      During 1998, an evaluation was done to Ansoft's internal support systems to determine if they are Year 2000 ready to support our operations beyond the year 2000. We currently use third party software systems and applications.

     Although Ansoft intended to replace or upgrade these systems prior to June 30, 1999, the work has been extended and Ansoft does not anticipate any problems completing this work by December 31, 1999. The failure by Ansoft to complete such work prior to December 31, 1999 could have a material adverse effect on our business, financial condition and operations.

      Costs. Ansoft does not have a project tracking system that tracks the cost and time that its own internal employees spend on the Year 2000 project. Based on Ansoft's assessment, the cost incurred to date has not had a material impact to our results of operations. We expects that costs directly related to Year 2000 in excess of normal upgrade and maintenance costs would not exceed approximately $100,000 for both costs incurred to date and future costs. However, there is no assurance that the costs may not exceed this amount.

      Risks. Ansoft has requested its vendors to provide Year 2000 compliance certificates for all its internal support systems. Inoperability related to Year 2000 problems of internal systems that are certified Year 2000 ready by the vendor and not tested by us could have an adverse impact on our operational efficiency.

      The patches or upgrades provided by Ansoft as the remedies to make its products Year 2000 ready may not be accepted by the customer, which could have an adverse impact on Ansoft's business.

      Ansoft believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 readiness. These expenditures may result in reduced funds available to purchase software products such as those offered by Ansoft, which could result in a material adverse effect on our business, financial condition and results of operation. In addition, we do not have any meaningful data as to the state of its customers' Year 2000 readiness.

     Contingency Plans. Based on current testing and implementation activities, Ansoft has not deemed it necessary to develop a formal contingency plan. Any failure of Ansoft to address any unforeseen Year 2000 problems could adversely affect our business, financial condition and results of operations.

Quantitative and Qualitative Disclosure about Market Risk

     Interest Rate Risk. Ansoft's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Ansoft mitigates its risk by diversifying its investments among credit quality securities and limits the amount of credit exposure to any one issuer. Ansoft does not hedge any interest rate exposures.

     Foreign Currency Risk. Ansoft transacts business in various foreign currencies. Accordingly, Ansoft is subject to exposure from adverse movements in foreign currency exchange rates. As of October 31, 1999, Ansoft had no hedging contracts outstanding. Ansoft assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Additional Risk Factors that may affect Future Results

     We may be unable to successfully compete in the highly competitive electronic design automation ("EDA") software market. The electronic design automation software market in which Ansoft competes is intensely competitive and subject to rapid change. In general, competition comes from major EDA vendors, many of which have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than Ansoft. These companies also have established relationships with current and potential customers of Ansoft. Ansoft's software products currently compete with certain software offerings from Hewlett-Packard Corporation ("HP"). Ansoft also competes directly with certain major EDA vendors and privately-held companies which also provide competing products. Ansoft also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of which design and develop customized design tools for their particular needs. In addition, the EDA industry has become increasingly concentrated in recent years as a result of acquisitions, and further concentration within the EDA industry could result in increased competition for Ansoft. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could seriously harm Ansoft's business, operating results or financial condition. Ansoft may be unable to compete successfully against current and future competitors, and competitive pressures faced by Ansoft could seriously harm Ansoft's business, operating results and financial condition.

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

     We may be unable to attract and retain the key management and technical personnel that we need to succeed. Ansoft's future operating results depend in large part upon the continued services of its key technical and management personnel, including Dr. Zoltan Cendes, a founder, Chairman of the Board of Directors and Chief Technology Officer of Ansoft. Ansoft does not have employment contracts with Dr. Cendes or any other executive officer. Ansoft maintains key-man life insurance with respect to Dr. Cendes in the amount of $5,000,000. Ansoft's future success will also depend in large part on its ability to continue to attract and retain highly-skilled technical, marketing and management personnel. The competition for such personnel, as well as for qualified EDA engineers, is intense. If Ansoft is unable to attract, hire and retain qualified personnel in the future, the development of new products and the management of Ansoft's increasingly complex business would be impaired. This could seriously harm Ansoft's business, operating results and financial condition.

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

     We depend on international sales for a significant percentage of our revenue. International revenue, principally from Asian customers, accounted for approximately 51% and 52% of our total revenue in the six-month period ended October 31, 1999 and 1998, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

     We need to successfully manage our expanding operations. Ansoft has experienced rapid growth in recent years which has placed and could continue to place a significant strain on the its managerial and other resources. Revenues have grown from $6.2 million in fiscal 1995 to $24.4 million in fiscal year 1999, and the number of employees has grown from 69 in April 1996 to 233 as of October 31, 1999. Ansoft's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft's business, financial condition and results of operations.

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

                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed below and are incorporated herein by reference:

         Exhibit No.

         27.1     Financial Data Schedule.


(b) No reports on Form 8-K during the period from August 1, 1999 to October 31, 1999.


SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  December 10, 1999

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