Form 10-Q
period 2000-01-31
ANSOFT CORP
filed 2000-03-14
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
              For The Quarterly Period Ended January 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's Common Stock outstanding as of the close of business on March 13, 2000 was 11,743,842.

                               ANSOFT CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                                       Page
                                                                                                       ----

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets - January 31, 2000 and April 30, 1999                               1
         Consolidated Statements of Operations - Three and nine months ended
         January 31, 2000 and 1999                                                                       2
         Consolidated Statements of Cash Flows - Three and nine months ended
         January 31, 2000 and 1999                                                                       3
         Notes to the Consolidated Financial Statements                                                  4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           5


Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                               13

Signatures                                                                                              13

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                  January 31,                April 30,
                                                                     2000                      1999
                                                                 -------------            --------------
Assets                                                            (unaudited)
Current assets
    Cash and cash equivalents                                        $  1,935                  $  2,489
    Marketable securities                                              16,989                    16,461
    Accounts receivable                                                 8,487                     8,645
    Deferred income taxes                                                 126                       126
    Prepaid expenses and other assets                                     866                       709
                                                                     --------                  --------
Total current assets                                                   28,403                    28,430

Plant and equipment                                                     4,834                     4,663
Marketable securities                                                   4,594                     5,730
Other assets                                                              471                       475
Deferred taxes - non current                                            3,356                     2,993
Intangible assets                                                       9,883                    10,339
                                                                     --------                  --------
Total assets                                                         $ 51,541                  $ 52,630
                                                                     ========                  ========


Liabilities and stockholders' equity
Current liabilities

    Line of credit                                                   $  9,592                  $  7,446
    Accounts payable and accrued expenses                                 555                     1,057
    Deferred revenue                                                    3,433                     3,228
                                                                     --------                  --------
Total current liabilities                                              13,580                    11,731

Other liabilities                                                         117                       143
                                                                     --------                  --------

 Total liabilities                                                     13,697                    11,874

 Minority Interest                                                          -                      (107)
 Stockholders' equity
     Preferred stock                                                        -                         -
     Common stock                                                         117                       116
     Additional paid-in capital                                        51,783                    51,490
     Treasury stock                                                    (1,131)                   (1,556)
     Other accumulated comprehensive income (loss)                     (3,328)                   (1,013)
     Accumulated deficit                                               (9,597)                   (8,174)
                                                                     --------                  --------
 Total stockholders' equity                                            37,844                    40,863
                                                                     --------                  --------

 Total liabilities and stockholders' equity                          $ 51,541                  $ 52,630
                                                                     ========                  ========

See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                               Three months ended January 31,            Nine months ended January 31,
                                                 2000               1999                  2000                 1999
                                             -------------      --------------       ---------------     -----------------
Revenues

    License                                      $  6,481            $  4,769             $  17,114             $  11,985
    Service and other                               1,911               1,321                 5,575                 4,760
                                                 --------            --------             ---------             ---------
Total revenue                                       8,392               6,090                22,689                16,745

Costs and expenses
    Sales and marketing                             4,830               4,267                13,890                12,591
    Research and development                        2,591               2,033                 7,514                 6,205
    General and administrative                        826                 706                 2,439                 2,036
    Amortization                                      615                 434                 1,853                 1,290
                                                 --------            --------             ---------             ---------
Total costs and expenses                            8,862               7,440                25,696                22,122
                                                 --------            --------             ---------             ---------
Income (loss) from operations                        (470)             (1,350)               (3,007)               (5,377)
Other income, net                                     428                 404                 1,219                 1,199
                                                 --------            --------             ---------             ---------
Income (loss) before income taxes                     (42)               (946)               (1,788)               (4,178)
Income tax expense (benefit)                           (8)               (290)                 (363)               (1,240)
                                                 --------            --------             ---------             ---------
Net income (loss)                                $    (34)           $   (656)            $  (1,425)            $  (2,938)
                                                 ========            ========             =========             =========
Net income (loss) per share
    Basic                                        $  (0.00)           $  (0.06)            $   (0.12)            $   (0.26)
                                                 ========            ========             =========             =========
    Diluted                                      $  (0.00)           $  (0.06)            $   (0.12)            $   (0.26)
                                                 ========            ========             =========             =========
Weighted average shares used in calculation
    Basic                                          11,494              11,231                11,404                11,402
                                                 ========            ========             =========             =========
    Diluted                                        11,494              11,231                11,404                11,402
                                                 ========            ========             =========             =========

See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                  Nine months ended January 31
                                                                       2000          1999
                                                                   -----------     --------
     Cash flows from operating activities
     Net income (loss)                                               $ (1,425)     $ (2,938)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
       Depreciation                                                       690           530
       Amortization                                                     1,853         1,290
       Deferred taxes                                                    (363)       (1,439)
     Changes in assets and liabilities
       Accounts receivable                                                158           403
       Prepaid expenses and other assets                                 (157)         (554)
       Other assets and liabilities                                       (22)          (42)
      Accounts payable and accrued expenses                              (502)         (600)
       Deferred revenue                                                   205           325
                                                                     --------      --------
     Net cash provided by (used in) operating activities                  437        (3,025)
                                                                     --------      --------
     Cash flows from investing activities
     Purchases of plant and equipment                                    (861)         (921)
     Investment in acquired businesses                                   (561)         (160)
     Sale (purchases) of marketable securities                         (1,383)      (17,260)
                                                                     --------      --------
     Net cash used in investing activities                             (2,805)      (18,341)
                                                                     --------      --------
     Cash flows from financing activities
     Proceeds from line of credit, net                                  2,146         5,000
     Purchase of treasury stock                                          (162)       (2,710)
     Proceeds from the issuance of common stock, net                      152           182
                                                                     --------      --------
     Net cash provided by (used in) financing activities                2,136         2,472
     Effect of exchange rate                                             (322)          (22)
                                                                     --------      --------
     Net increase (decrease) in cash and cash equivalents                (554)      (18,916)
     Cash and cash equivalents at beginning of period                   2,489        20,677
                                                                     --------      --------
     Cash and cash equivalents at end of period                      $  1,935      $  1,761
                                                                     ========      ========
     Supplemental disclosures of cash flow information
     Cash paid for interest                                          $    301      $     18
                                                                     ========      ========
     Cash paid for income taxes                                      $      6      $     30
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

(2)  Comprehensive income (loss)

     "Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income (loss) follows:

                                                     Nine Months Ended January 31,
                                                         2000            1999
                                                         ----            ----
Net income (loss)                                      $(1,425)        $(2,938)
Unrealized gain (loss) on marketable securities         (1,991)           (547)
Foreign currency translation adjustments                  (324)            (22)
                                                       -------         -------
Comprehensive income (loss)                            $(3,740)        $(3,507)
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

                                                       Income           Per share
                                                       (loss)   Shares    amount
                                                       ------   ------  ---------
                 Three months ended January 31, 2000
                 Basic net income (loss) per share ... $ (34)   11,494   $ (0.00)

                 Effect of dilutive securities:
                    Stock options.....................    --        --        --
                                                       -----    ------   -------
                 Diluted net income (loss) per
                 share................................ $ (34)   11,494   $ (0.00)
                                                       =====    ======   =======

                 Three months ended January 31, 1999
                 Basic net income (loss) per share.... $(656)   11,231   $ (0.06)

                 Effect of dilutive securities:
                    Stock options.....................    --        --        --
                                                       -----    ------   -------
                 Diluted net income (loss) per
                 share................................ $(656)   11,231   $ (0.06)
                                                       =====    ======   =======

                                                       Income           Per share
                                                       (loss)   Shares    amount
                                                       ------   ------  ---------
                 Nine months ended January 31, 2000
                 Basic net income (loss) per share.... $(1,425) 11,404  $ (0.12)
                 Effect of dilutive securities:
                    Stock options.....................      --      --       --
                                                       -------  ------  --------
                 Diluted net income (loss) per
                 share................................ $(1,425) 11,404  $  (0.12)
                                                       =======  ======  ========

                 Nine months ended January 31, 1999
                 Basic net income (loss) per share.... $(2,938) 11,402  $  (0.26)
                 Effect of dilutive securities:
                    Stock options.....................      --      --        --
                                                       -------  ------  --------
                 Diluted net income (loss) per
                 share................................ $(2,938) 11,402  $  (0.26)
                                                       =======  ======  ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" section included in Ansoft's report on Form 10-K for the fiscal year ended April 30, 1999.

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

     Effective December 23, 1999, Ansoft completed the acquisition of Pacific Numerix ("PNC"). Effective July 24, 1996, April 9, 1997 and August 8, 1997, Ansoft acquired EBU, Compact, and Boulder, respectively. The cost of these acquisitions has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The acquisitions have been accounted for as purchases, and their respective financial results have been included in the accompanying consolidated financial statements since the date of their respective acquisitions.

Results of Operations

     The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:

                                          Three months ended January 31,        Nine months ended January 31,
                                                 2000              1999               2000            1999
                                              ---------         ----------          -------         -------
Revenues:
   License                                        77%               78%                75%             72%
   Service and other                              23                22                 25              28
                                                 ---               ---                ---             ---
Total revenue                                    100               100                100             100

Costs and expenses:
   Sales and marketing                            57                70                 61              75
   Research and development                       31                33                 33              37
   General and administrative                     10                12                 11              12
   Amortization                                    7                 7                  8               8
                                                 ---               ---                ---             ---
Total costs and expenses                         105               122                113             132
                                                 ---               ---                ---             ---
Income (loss) from operations                     (5)              (22)               (13)            (32)
Other income                                       5                 7                  5               7
                                                 ---               ---                ---             ---
Income (loss) before income taxes                 (0)              (15)                (8)            (25)
Income taxes                                       0                 4                  2               7
                                                 ---               ---                ---             ---
Net income (loss)                                 (0)%             (11)%               (6)%           (18)%
                                                 ===               ===                ===             ===

Comparison of The Three and Nine Months Ended January 31, 2000 and 1999

     Revenue. Total revenue in the three-month period ended January 31, 2000 increased 38% to $8.4 million from $6.1 million in the comparable period of the preceding fiscal year. Total revenue in the nine-month period ended January 31, 2000 increased 35% to $22.7 million from $16.7 million in the comparable period of the preceding fiscal year. License revenue during the three-month period ended January 31, 2000 increased 36% to $6.5 million from $4.8 million during the comparable period in the prior fiscal year. The increase is primarily attributable to strong demand from North American customers. Service and other revenue in the three-month period ended January 31, 2000 increased by 45% due to the continued growth of the installed base of customers under annual maintenance agreements.

     International revenue accounted for 42% and 56% of the Company's total product revenue in the three-month period ended January 31, 2000 and 1999, respectively. International revenue accounted for 49% and 53% of the Company's total product revenue in the nine-month period ended January 31, 2000 and 1999, respectively

     Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 13% to $4.8 million in the three-month period ended January 31, 2000, as compared to $4.3 million in the same period in the previous fiscal year. Sales and marketing expenses increased by 10% to $13.9 million in the nine-month period ended January 31, 2000, as compared to $12.6 million in the same period in the previous fiscal year. The increase is attributable to an increase in the Company's sales force as a result of the acquisitions as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 57% and 70% of total revenue in the three-month period ended January 31, 2000 and 1999, respectively. Sales and marketing expenses represented 61% and 75% of total revenue in the nine-month period ended January 31, 2000 and 1999, respectively. Ansoft expects that sales and marketing expenses will decrease as a percentage of revenue although increase in absolute dollars in future periods.

     Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses for the three-month period ended January 31, 2000 increased 27% to $2.6 million, as compared to $2.0 million for the same period in the previous fiscal year. Research and development expenses for the nine-month period ended January 31, 2000 increased 21% to $7.5 million, as compared to $6.2 million for the same period in the previous fiscal year. The increase is due to increased research and development personnel primarily as a result of the acquisitions. Research and development expenses represented 31% and 33% of total revenue in the three-month period ended January 31, 2000 and 1999, respectively. Research and development expenses represented 33% and 37% of total revenue in the nine-month period ended January 31, 2000 and 1999, respectively. Ansoft anticipates that research and development expenses will decrease as a percentage of revenue although increase in absolute dollars in future periods.

     General and administrative expenses. General and administrative expenses for the three-month period ended January 31, 2000 increased 17% to $826,000, as compared to $706,000 for the same period in the previous fiscal year. General and administrative expenses for the nine-month period ended January 31, 2000 increased 20% to $2.4 million, as compared to $2.0 million for the same period in the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 10% and 12% of total revenue in the three-month period ended January 31, 2000 and 1999, respectively. General and administrative expenses represented 11% and 12% of total revenue in the nine-month period ended January 31, 2000 and 1999, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

     Amortization expense. Amortization expense for the three-month period ended January 31, 2000 increased to $615,000, as compared to $434,000 for the same period in the previous fiscal year. Amortization expense for the nine-month period ended January 31, 2000 increased to $1.9 million, as compared to $1.3 million for the same period in the previous fiscal year. The increase is due to the amortization of the additional intangible assets acquired.

     Other income. Other income for the three-month period ended January 31, 2000 was $428,000, comparable to $404,000 for the same period in the previous fiscal year. Other income was $1.2 million for the nine-month period ended January 31, 2000, comparable to $1.2 million for the same period in the previous fiscal year.

     Income taxes. In the three and nine-month period ended January 31, 2000, the Company recorded a tax benefit of $8,000 and $363,000, respectively, resulting from the partial recognition of deferred tax assets in accordance with the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes." Ansoft's net deferred tax asset of $3.5 million as of January 31, 2000, consists primarily of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2019. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Liquidity and Capital Resources

     As of January 31, 2000, Ansoft had $1.9 million in cash and cash equivalents and working capital of $14.8 million. Net cash provided by (used in) operating activities was $437,000 and $(3.0) million in the nine months ended January 31, 2000 and 1999, respectively. Net cash used in investing activities was $2.8 million and $18.3 million in the nine months ended January 31, 2000 and 1999, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $861,000 and $921,000 in the nine months ended January 31, 2000 and 1999, respectively. Net cash provided by financing activities in the nine months ended January 31, 2000 consisted primarily of $2.1 million in proceeds drawn on the line of credit.

     Ansoft has available a $10.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit is secured by the marketable securities held with the institution. As of January 31, 2000, $9.6 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

Year 2000 Issues

      Ansoft's supported products are Year 2000 compliant. Our products do not rely on knowledge of the date (date-sensitive data) for performance or functionality. Our products only use date-sensitive data with respect to the licensing of our products.

      During 1999, an evaluation was done to our internal support systems to determine if they are Year 2000 ready to support our operations beyond the year 2000. We currently use third party software systems and applications.

      Costs. We have not incurred and do not expect to incur material costs directly related to Year 2000 in excess of normal upgrade and maintenance costs.

      Risks. While we believe the risk is low, it is early in the year 2000 and there is a possibility that a software program or system Year 2000 compliance failure related to products, its internal systems and software or those of its major suppliers and customers could still occur. Lost revenues or the inability of the Company to operate for any significant period of time that would result from a software program or system Year 2000 compliance failure, could have a material adverse effect on the Company's business, results of operations and financial condition.

     As of the date of this filing, we have not experienced disruptions from its vendors.

Quantitative and Qualitative Disclosure about Market Risk

     Interest Rate Risk. Ansoft's exposure to market risk for changes in interest rates relate primarily to its investment portfolio. Ansoft mitigates its risk by diversifying its investments among credit quality securities and limits the amount of credit exposure to any one issuer. Ansoft does not hedge any interest rate exposures.

     Foreign Currency Risk. Ansoft transacts business in various foreign currencies. Accordingly, Ansoft is subject to exposure from adverse movements in foreign currency exchange rates. As of January 31, 2000, Ansoft had no hedging contracts outstanding. Ansoft assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

     We depend on international sales for a significant percentage of our revenue. International revenue, principally from Asian customers, accounted for approximately 49% and 53% of our total revenue in the nine-month period ended January 31, 2000 and 1999, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

     We need to successfully manage our expanding operations. Ansoft has experienced rapid growth in recent years which has placed and could continue to place a significant strain on the its managerial and other resources. Revenues have grown from $6.2 million in fiscal 1995 to $24.4 million in fiscal year 1999, and the number of employees has grown from 69 in April 1996 to 233 as of January 31, 2000. Ansoft's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft's business, financial condition and results of operations.

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

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed below and are incorporated herein by reference:

     Exhibit No.

         27.1     Financial Data Schedule.


(b) No reports on Form 8-K during the period from November 1, 1999 to January 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  March 13, 2000

                                    ANSOFT CORPORATION

                                    By:  /s/ Nicholas Csendes
                                         --------------------------------
                                         Nicholas Csendes
                                         President and Chief Executive Officer


                                    By:  /s/ Anthony L. Ryan
                                         --------------------------------
                                         Anthony L. Ryan
                                         Chief Financial Officer