Form 10-K
period 2000-04-30
ANSOFT CORP
filed 2000-07-28
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-K

ANNUAL REPORT
(Mark one)
[x] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 [fee required] for the fiscal year ended April 30, 2000 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of July 24, 2000, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $72,276,189.

The number of shares of the registrant's Common Stock outstanding as of the close of business on July 24, 2000 was 11,859,517.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of Ansoft Corporation (the "Company") to be furnished in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

Item of Form 10-K                                                                         Page
-----------------                                                                         ----

Part I

         1.       Business                                                                  2
         2.       Properties                                                                9
         3.       Legal Proceedings                                                         9
         4.       Submission of Matters to a Vote of Security Holders                       9
         4.(a)    Executive Officers of the Registrant                                      9

Part II

         5.       Market for Registrant's Common Stock, Preferred Stock and
                  Warrants, and Related Stockholders Matters                               11
         6.       Selected Consolidated Financial Data                                     11
         7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                12
         8.       Financial Statements and Supplementary Data                              18

Part III

Part III information will appear in Item 4(a) of Part I of Form 10-K and in the Registrant's Proxy Statement in connection with its Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission and such information is incorporated herein by this reference as of the date of such filing.

Part IV

         14.      Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                                      32
Signatures                                                                                 34

                                     PART I

ITEM 1. BUSINESS

Ansoft Corporation ("Ansoft" or the "Company") is a leading developer of electronic design automation ("EDA") software used in high technology products and industries. Ansoft's software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, eliminate physical prototypes, and to reduce time-to-market.

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

     AnsoftLinks links you and your designs directly to our computational analysis tools. This capability is available for either HP EEsof Series IV, Cadence Allegro, or Xynetix Encore BGA technologies. HP EEsof Series IV high-frequency circuit designs can be directly translated into Ansoft's Serenade Design Environment. Designs are automatically converted into Serenade projects using IFF files and a specialized neutral format. Linear and nonlinear translations are fully supported. The U.S. list price of this product is $4,900.

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

Ansoft EM Software

Our Electromagnetic/ Electromechanical products address the simulation needs of the Low Frequency design engineer. Our tools allow for the evaluation of the physics of devices whose components include permanent magnets, DC current carrying conductors, AC current carrying conductors, time varying excitations, and nonlinear soft irons or steels. The engineer can evaluate design concerns by easily computing the force, torque, or inductance, or by observing the actual field solution. Additional capabilities allow for the comprehensive handling of motion and mechanical components.

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

     EMAS is a 2D and 3D Electromagnetic Finite Element (FEM) simulation and analysis software for a wide range of DC, AC, time domain, and coupled electromagnetic/ electromechanical applications. EMAS abilities include a comprehensive sensitivity to nonlinear and anisotropic materials. Technologies include no linear transients, coupled Electromagnetic/ Mechanical solutions, coupled Electromagnetic/ Thermal solutions. Additional capabilities include 1D, 2D, tetra, quadra, penta element types. The U.S. list price of this product ranges from $19,900 to $44,900.

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

As of April 30, 2000, the Company's product development group consisted of 85 employees. The Company seeks to hire experts in the fields of electromagnetic engineering, high speed circuit simulation, applied mathematics and software development.

During fiscal 2000, 1999 and 1998, research and development expenses were $10.2 million, $8.4 million and $7.3 million, respectively.

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

In North America, the Company maintains sales and support offices in Arizona, Northern and Southern California, Florida, Massachusetts, Michigan, New Jersey, Ohio, Pennsylvania, Texas, Wisconsin, and a telemarketing sales group operating from its Pittsburgh headquarters. In Asia, the Company maintains direct sales and support offices in Japan, Korea, Singapore, Taiwan, and China. In Europe, the Company maintains sales and support offices in England, Germany, France, and Italy. As of April 30, 2000, the Company had a direct sales force of 42 representatives, supported by 86 employees in application engineering, marketing and sales administration.

CUSTOMERS

The Company has significant breadth in its installed base with over 1,000 customers in the communications, semiconductor, automotive/industrial, computer, consumer electronics and defense/aerospace industries. No single customer in the Company's installed base accounted for more than 10% of total revenue within any of the past three fiscal years. The following table lists a representative sample of the Company's current worldwide end-user customers by industry.


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
           Ericsson                    Anam Semiconductor              Chrysler
           Andrew Corporation          Applied Materials               Cutler Hammer
           GEC-Marconi                 Amkor Electronics               Daimler Benz
           Hughes                      ETRI                            Delphi Packard
           Italtel S.p.A.              Harris Semiconductor            Dupont
           Lucent Technologies         Intel                           Eaton
           Metawave Communications     LG                              Ford Motor
           Celwave                     Molex                           General Motors
           Qualcomm                    VLSI                            Honda
           Rockwell                    Teradyne                        Hyundai
           Siemens                     Texas Instruments               Nissan
           EMS                         Triquint Semiconductor          Robert Bosch
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


CUSTOMER SERVICE AND SUPPORT

Sales of the Company's software include one year of customer support services; thereafter annual one-year maintenance contracts may be purchased. Customer support services include on-line and telephone support for design engineers and on-site and in-house training on all products. Customers with maintenance agreements receive all product enhancement releases without additional charge. Product upgrades that add significant new functionality are provided to customers for an additional fee.

The Company offers a variety of training programs for customers ranging from introductory level courses to advanced training for an additional fee.

COMPETITION

The electronic design automation software market in which Ansoft competes is intensely competitive and subject to rapid change. In general, competition comes from major EDA vendors, many of which have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than Ansoft. These companies also have established relationships with current and potential customers of Ansoft. Ansoft's software products currently compete with certain software offerings from Agilent Corporation. Ansoft also competes directly with certain major EDA vendors and privately-held companies which also provide competing products. Ansoft also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of which design and develop customized design tools for their particular needs. In addition, the EDA industry has become increasingly concentrated in recent years as a result of acquisitions, and further concentration within the EDA industry could result in increased competition for Ansoft. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could seriously harm Ansoft's business, operating results or financial condition. Ansoft may be unable to compete successfully against current and future competitors, and competitive pressures faced by Ansoft could seriously harm Ansoft's business, operating results and financial condition.

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

Compact Software(R), Maxwell(R), Harmonica(R), Ensemble(R), ParICs(R), and Serenade(R), are registered United States trademarks of Ansoft.

EMPLOYEES

As of April 30, 2000, the Company had a total of 232 employees, including 85 in research and development, 128 in sales, marketing, and customer support services and 19 in administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. Many of the Company's employees are highly skilled, and there is no assurance that the Company will be able to attract and retain sufficient technical personnel in the future.

ADDITIONAL RISK FACTORS

Our Future Operating Results Are Uncertain.

Ansoft has incurred net losses in fiscal 2000, 1999, and 1997. There can be no assurance that Ansoft's revenue and net income will grow or be sustained in future periods or that Ansoft will be profitable in any future period. Future operating results will depend on many factors, including the degree and the rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft's products, the level of product and price competition, the ability of Ansoft to develop and market new products and to control costs, the ability of Ansoft to expand its direct sales force and the ability of Ansoft to attract and retain key personnel.

Our Quarterly Operating Results Are Difficult To Predict.

We are unable to accurately forecast our future revenues primarily because of the emerging nature of the market in which we compete. Our revenues and operating results generally depend on the size, timing and structure of significant licenses. These factors have historically been, and are likely to continue to be, difficult to forecast. In addition, our current and future expense levels are based largely on our operating plans and estimates of future revenues and are, to an extent, fixed. We may be unable to adjust spending sufficiently or quickly enough to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would seriously harm our business, financial condition and results of operations. Such shortfalls in our revenue or operating results from levels expected by public market analysts and investors could seriously harm the trading price of our common stock. Additionally, we may not learn of such revenue shortfalls, earnings shortfalls or other failure to meet market expectations until late in a fiscal quarter, which could result in an even more immediate and serious harm to the trading price of our common stock. Our quarterly operating results have varied, and it is anticipated that our quarterly operating results will vary, substantially from period to period depending on various factors, many of which are outside our control. Due to the foregoing factors, we cannot predict with any significant degree of certainty our quarterly revenue and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Our Stock Price Is Extremely Volatile.

The trading price of our common stock has fluctuated significantly in the past, and the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to such factors as:

- Actual or anticipated fluctuations in our operating results;
- Announcements of technological innovations and new products by us or our competitors;
- New contractual relationships with strategic partners by us or our competitors;
- Proposed acquisitions by us or our competitors; and --
- Financial results that fail to meet public market analyst expectations of performance.

In addition, the stock market in general, The Nasdaq National Market and the market for technology companies in particular has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may seriously harm the market price of our common stock in future periods.

Businesses We Acquire May Not Perform As Projected.

We have acquired or merged with a number of companies in recent years, including the acquisitions of: Pacific Numerix Corporation, Compact Software, Inc., the Electronic Business Unit of MacNeal Schwendler Company and Boulder Microwave Technologies, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. The foregoing factors could seriously harm our business, financial condition and results of operations.

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

We May Be Unable To Attract And Retain The Key Management And Technical Personnel That We Need To Succeed.

Ansoft's future operating results depend in large part upon the continued services of its key technical and management personnel. Ansoft does not have employment contracts with any executive officer. Ansoft's future success will also depend in large part on its ability to continue to attract and retain highly skilled technical, marketing and management personnel. The competition for such personnel, as well as for qualified EDA engineers, is intense. If Ansoft is unable to attract, hire and retain qualified personnel in the future, the development of new products and the management of Ansoft's increasingly complex business would be impaired. This could seriously harm Ansoft's business, operating results and financial condition.

We Depend On International Sales for a Significant Percentage Of Our Revenue.

International revenue, principally from Asian customers, accounted for approximately 48% and 52% of our total revenue in the years ended April 30, 2000 and 1999, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

We Need To Successfully Manage Our Expanding Operations.

Ansoft has experienced rapid growth in recent years which has placed and could continue to place a significant strain on the its managerial and other resources. Revenues have grown from $6.2 million in fiscal 1995 to $33.5 million in fiscal year 2000, and the number of employees has grown from 69 in April 1996 to 230 as of May 31, 2000. Ansoft's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft's business, financial condition and results of operations.

We Depend On The Growth Of The Communications Semiconductor And Electronics Industries.

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

Anti-Takeover Provisions in Ansoft's Certificate Of Incorporation, Bylaws, And Under Delaware Law Could Prevent An Acquisition.

We have adopted a number of provisions that could have anti-takeover effects. The Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock without any further vote or action by Ansoft's stockholders. This and other provisions of Ansoft's Certificate of Incorporation, Bylaws and Delaware Law may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management, including transactions in which the stockholders of Ansoft might otherwise receive a premium for their shares over then current market prices.

ITEM 2. PROPERTIES

The Company occupies approximately 28,000 square feet of space at its headquarters in Pittsburgh, Pennsylvania under a lease expiring in 2006. The Company also leases sales and support offices in Arizona, California, Colorado, New Jersey, Wisconsin, Europe and Asia. The Company's current aggregate annual rental expenses for these facilities is approximately $1.5 million. Ansoft believes that its existing facilities are adequate for its current needs and that suitable additional space will be available when needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation and is not aware of any threatened litigation, unasserted claims or assessments that could have material adverse effect on the Company's business, consolidated operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 4.(A) OFFICERS OF THE REGISTRANT

OFFICERS

The following table sets forth certain information concerning each of the officers of the Company:

                   NAME              AGE                   TITLE
         -----------------------    ------   -----------------------------------------
         Zoltan J. Cendes, Ph.D.      54     Chief Technology Officer
         Nicholas Csendes.......      56     President, and Chief Executive Officer
         Jack Parkes............      41     Vice President-Engineering
         Padmanabhan Premkumar..      36     Vice President-Business Development
         Anthony L. Ryan........      32     Chief Financial Officer

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

Nicholas Csendes is a founder of Ansoft and has served as President, Chief Executive Officer and Secretary since 1992 and a director since 1984. Mr. Csendes was a senior investment officer with Sun Life of Canada, a major international financial institution focusing on the sale of life insurance and retirement products ("Sun Life"), for over 15 years. Since 1985, Mr. Csendes has been involved with various public and private companies including a publicly-held interactive software company, and has been an officer, director and a controlling stockholder of American Banner Resources, Inc. ("ABR"), a privately-held holding company with various interests in real estate and public and private securities, including a 14% beneficial ownership interest in Ansoft as of April 30, 2000.

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


                                                              HIGH       LOW
                                                            -------    -------
       FISCAL YEAR ENDED APRIL 30, 2001
         1st Quarter (through July 15, 2000)..........      $12.500    $8.625

       FISCAL YEAR ENDED APRIL 30, 2000
         1st Quarter..................................       10.000     5.625
         2nd Quarter..................................        9.000     5.500
         3rd Quarter..................................        8.125     5.500
         4th Quarter..................................      $13.938    $6.563

       FISCAL YEAR ENDED APRIL 30, 1999
         1st Quarter..................................       13.750     8.375
         2nd Quarter..................................        6.563     5.125
         3rd Quarter..................................        6.250     4.875
         4th Quarter..................................      $ 8.000    $6.125

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

On July 15, 2000, the Company had approximately 479 shareholders of record, of which certain of the recordholders were registered clearing agencies holding common stock on behalf of participants of such clearing agencies.

ITEM 6. SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

The selected condensed consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto appearing elsewhere herein.

                                                                         FISCAL YEAR ENDED APRIL 30,
                                                        ----------------------------------------------------------------
                                                         2000           1999          1998          1997          1996
                                                        --------      --------      --------      --------      --------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA

Revenue
License                                                 $ 25,806      $ 17,847      $ 19,974      $ 11,950      $  7,995
Service and other                                          7,685         6,628         6,309         2,238           700
                                                        --------      --------      --------      --------      --------
Total revenue                                             33,491        24,475        26,283        14,188         8,695
                                                        --------      --------      --------      --------      --------
Costs and expenses
Sales and marketing                                       19,421        17,061        12,643         7,939         5,007
Research and development                                  10,176         8,391         7,299         2,993         1,766
General and administrative                                 3,322         2,937         2,322         1,647         1,269
Amortization                                               2,512         1,691         1,495           407            --
Acquired in process research and
development                                                   --            --            --         8,754            --
                                                        --------      --------      --------      --------      --------
Total costs and expenses                                  35,431        30,080        23,759        21,740         8,042
                                                        --------      --------      --------      --------      --------
Income (loss) from operations                             (1,940)       (5,605)        2,524        (7,552)          653
Interest income (expense),  net                            1,640         1,587           549           682            35
                                                        --------      --------      --------      --------      --------
Income (loss) before income taxes                           (300)       (4,018)        3,073        (6,870)          688
Income taxes benefit                                          66         1,210         1,000           420           612
                                                        --------      --------      --------      --------      --------
Net income (loss)                                       $   (234)     $ (2,808)     $  4,073      $ (6,450)     $  1,300
                                                        ========      ========      ========      ========      ========
Basic net income (loss) per share                       $  (0.02)     $  (0.25)     $   0.42      $  (0.81)     $   0.21
                                                        ========      ========      ========      ========      ========
Diluted net income (loss) per share                     $  (0.02)     $  (0.25)     $   0.39      $  (0.81)     $   0.19
                                                        ========      ========      ========      ========      ========
Weighted average shares outstanding -  basic              11,460        11,310         9,681         7,955         6,235
Weighted average shares outstanding -  diluted
                                                          11,460        11,310        10,521         7,955         6,873

                                                                      APRIL 30,
                                      --------------------------------------------------------------
                                       2000         1999         1998         1997          1996
                                      -------      -------      -------    ----------     ---------
                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA

Cash and cash equivalents             $ 2,594      $ 2,489      $20,677      $   312       $10,728
Working capital (deficit)              17,659       16,699       27,579       (1,936)       11,931
Total assets                           53,610       52,630       49,180       21,951        15,391
Total stockholders' equity             39,047       40,863       45,520       14,917        14,291


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements including those factors identified in "Additional Risk Factors." Results actually achieved may differ materially from expected results included in these statements.

OVERVIEW

Ansoft Corporation ("Ansoft" or the "Company") is a leading developer of electronic design automation ("EDA") software used in high technology products and industries. Ansoft's software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors. Engineers use Ansoft's software to maximize product performance, eliminate physical prototypes, and to reduce time-to-market.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue of each item in the Company's consolidated statements of operations:

                                                PERCENTAGE OF REVENUE
                                            ------------------------------

                                              FISCAL YEAR ENDED APRIL 30,
                                            ------------------------------
                                            2000        1999        1998
                                            -----       -----       -----
       Revenue
         License......................         77%         73%         76%
         Service and other............         23          27          24
                                            -----       -----       -----
           Total revenue..............        100         100         100
                                            -----       -----       -----
       Costs and expenses
         Sales and marketing..........         58          70          48
         Research and development.....         30          34          28
         General and administrative...         10          12           9
         Amortization.................          8           7           5
                                            -----       -----       -----
           Total costs and expenses...        106         123          90
                                            -----       -----       -----
       Income (loss) from operations..         (6)        (23)         10
       Interest, net..................          5           7           2
                                            -----       -----       -----
       Income (loss) before income
       taxes..........................         (1)        (16)         12
       Income taxes benefit...........         --           5           4
                                            -----       -----       -----
       Net income (loss)..............         (1)%       (11)%        16%
                                            =====       =====       =====

YEAR ENDED APRIL 30, 2000 COMPARED WITH YEAR ENDED APRIL 30, 1999

Revenue. Total revenue for the year ended April 30, 2000 increased 37% to $33.5 million from $24.5 million in the previous fiscal year. License revenue increased 45% to $25.8 million from $17.8 million. The increase is primarily attributable to strong demand from customers in North America and Asia. Service and other revenue increased by 16% due to the continued growth of the installed base of customers under annual maintenance agreements. This increase was partially offset by a reduction in contract revenue due to the completion of certain contracts in the previous year. Excluding contract revenue, service and other revenue increased by 38%.

International revenue accounted for 48% and 52% of the Company's total product revenue in the years ended April 30, 2000 and 1999, respectively. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 13% to $19.4 million in the year ended April 30, 2000, as compared to $17.1 million in the previous fiscal year. The increase is attributable to an increase in the Company's sales force as a result of the acquisitions as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 58% and 70% of total revenue in the years ended April 30, 2000 and 1999, respectively. Ansoft expects that sales and marketing expenses will decrease as a percentage of revenue although increase in absolute dollars in future periods.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses increased by 21% to $10.2 million in the year ended April 30, 2000, as compared to $8.4 million in the previous fiscal year. The increase is due to increased research and development personnel primarily as a result of the acquisitions. Research and development expenses represented 30% and 34% of total revenue in the years ended April 30, 2000 and 1999, respectively. Ansoft anticipates that research and development expenses will decrease as a percentage of revenue although increase in absolute dollars in future periods.

General and administrative expenses. General and administrative expenses increased by 14% to $3.3 million in the year ended April 30, 2000, as compared to $2.9 million in the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 10% and 12% of total revenue in the years ended April 30, 2000 and 1999, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

Amortization expense. Amortization expense increased by 47% to $2.5 million in the year ended April 30, 2000, as compared to $1.7 million in the previous fiscal year. The increase is due to the amortization of the additional intangible assets acquired.

Other income. Other income for the year ended April 30, 2000 was $1.6 million, comparable to the previous fiscal year.

Income taxes. In the year ended April 30, 2000, the Company recorded a tax benefit of $66,000, resulting from the partial recognition of deferred tax assets in accordance with the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes." Ansoft's net deferred tax asset of $3.2 million as of April 30, 2000, consists primarily of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2019. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

YEAR ENDED APRIL 30, 1999 COMPARED WITH YEAR ENDED APRIL 30, 1998

Revenue. Total revenue for the year ended April 30, 1999 decreased 7% to $24.5 million from $26.3 million in the previous fiscal year. The decrease in total revenue is attributable to a decrease in license revenue in North America and in Asia and to the completion of a research and development cost sharing contract during 1998. License revenue during the year ended April 30, 1999 decreased 11% to $17.8 million from $20.0 million during the previous fiscal year. Service and other revenue increased by 5% to $6.6 million for the year ended April 30, 1999, as compared with $6.3 million in the previous year. The increase in service and other revenue is attributable to the continued growth of the installed base of customers and increased focus on marketing annual maintenance agreements. This increase was reduced by a decrease in revenue recognized under research and development cost sharing agreements.

International revenue, principally from Asia, accounted for 52% and 48% of the Company's total product revenue in the years ended April 30, 1999 and 1998, respectively.

Sales and Marketing Expenses. Sales and marketing expenses increased by 35% to $17.1 million in the year ended April 30, 1999, as compared to $12.6 million in the previous fiscal year. The increase is primarily attributable to the Company's shift in its distribution model to the use of direct sales personnel in Asia and other foreign markets, as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 70% and 48% of total revenue in the years ended April 30, 1999 and 1998, respectively.

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


QUARTERLY RESULTS OF OPERATIONS

The following table presents unaudited quarterly results for each quarter of fiscal 2000 and fiscal 1999. The information has been prepared on a basis consistent with the Company's annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation of the information for such periods. The Company's quarterly results have been in the past, and may be in the future, subject to fluctuations due to increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and the size and timing of significant licenses. The Company believes that results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. The Company's business has been seasonal, with revenues in the first fiscal quarter typically lower than the fourth quarter of the preceding fiscal year.

                                                                           QUARTER ENDED
                                       ---------------------------------------------------------------------------------------
                                                       FISCAL 2000                                FISCAL 1999
                                       ------------------------------------------- -------------------------------------------
                                       APRIL 30,  JAN. 31,   OCT. 31,    JULY 31,  APRIL 30,   JAN. 31,    OCT. 31,    JULY 31,
                                        2000        2000       1999       1999       1999        1999        1998        1998
                                       -------     -------    -------    -------    -------     -------     -------    -------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total Revenue                          $10,802     $ 8,392    $ 7,386    $ 6,911    $ 7,730     $ 6,090     $ 5,501    $ 5,154

Income (loss) from operations          $ 1,067     $  (470)   $(1,029)   $(1,508)   $  (228)    $(1,350)    $(1,806)   $(2,221)

Net income (loss)                      $ 1,188     $   (34)   $  (498)   $  (893)   $   131     $  (656)    $  (990)   $(1,292)

Basic net income (loss) per share      $  0.10     $ (0.00)   $ (0.04)   $ (0.08)   $  0.01     $ (0.06)    $ (0.09)   $ (0.11)

Diluted net income (loss) per share    $  0.09     $ (0.00)   $ (0.04)   $ (0.08)   $  0.01     $ (0.06)    $ (0.09)   $ (0.11)

Weighted average number of shares
outstanding                             11,555      11,494     11,410     11,383     11,032      11,231      11,453     11,524
    - basic
    - diluted                           12,774      12,290     11,410     11,383     11,800      11,231      11,453     11,524


LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2000, Ansoft had $2.6 million in cash and cash equivalents and working capital of $17.7 million. Net cash provided by (used in) operating activities was $2.3 million, $(1.9) million and $2.2 million in fiscal 2000, 1999, and 1998, respectively.

Net cash used in investing activities, was $3.9 million, $19.8 million, and $3.3 million in fiscal 2000, 1999, and 1998, respectively. Purchases of marketable securities during fiscal 2000 and 1999 were $1.7 million and $16.5 million, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $1.4 million, $2.5 million and $1.5 million in fiscal 2000, 1999 and 1998, respectively. Net cash provided by financing activities, consisting primarily of proceeds drawn on the line of credit, were $1.9 million and $3.6 million in fiscal 2000 and 1999, respectively. Proceeds used for the purchase of treasury stock were $162,000 and $4.2 million in fiscal 2000 and 1999, respectively. In fiscal 1998 net cash provided by financing activities included $25.7 million of proceeds from the issuance of Common Stock and repayment of line of credit of $4.2 million.

Ansoft has available a $10.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit is secured by the marketable securities held with the institution. As of April 30, 2000, $9.2 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

Acquisitions. On July 24, 1996, the Company acquired the EBU for $5.6 million in cash. On April 9, 1997, the Company acquired all of the outstanding capital stock of Compact for $3.0 million in cash and 1.3 million shares of the Company's Common Stock. On August 11, 1997, the Company acquired Boulder by the merger of Boulder with and into the Company, in consideration for $743,000 in cash and 108,000 shares of the Company's Common Stock. On April 28th, 1999, Ansoft acquired the majority of the outstanding stock of Pacific Numerix for 377,000 shares and $600,000 in cash. On December 23, 1999, Ansoft acquired the remaining portion of Pacific Numerix for 108,000 shares and $7,000 in cash. The acquisitions were accounted for as a purchases, and the financial results of the acquired entities have been included in the accompanying consolidated financial statements since the respective date of the acquisition.

EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's consolidated financial results.

RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," was issued. The statement defers the effective date of SFAS No. 133 for Ansoft until the first quarter of fiscal 2001. The Company does not expect this pronouncement to significantly impact the consolidated financial statements because the Company has not entered into derivative or hedging transactions.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is effective for Ansoft the first quarter of fiscal 2001. The Company does not expect this pronouncement to significantly impact the consolidated financial statements.

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

Risks. While we believe the risk is low, there is a possibility that a software program or system Year 2000 compliance failure related to products, its internal systems and software or those of its major suppliers and customers could still occur. Lost revenues or the inability of the Company to operate for any significant period of time that would result from a software program or system Year 2000 compliance failure, could have a material adverse effect on the Company's business, results of operations and financial condition.

As of the date of this filing, Ansoft has not experienced year 2000 related disruptions.

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and debt obligations. The Company mitigates its risk by diversifying its investments among credit quality debt securities and limits the amount of credit exposure to any one issuer. The Company does not hedge any interest rate exposures. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The following table presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at April 30, 2000.


                                                                      APRIL 30,
                                    --------------------------------------------------------------------------------
                                       2001      2002       2003        2004        2005     THEREAFTER     TOTAL
                                                                (AMOUNTS IN THOUSANDS)
Fixed Marketable Securities              --        --         --       $ 524          --      $3,396       $ 3,920
Average % Rate                           --        --         --        6.43%         --        7.52%         7.38%

Variable Marketable Securities      $17,722        --         --          --          --          --       $17,722
Average % Rate                         8.75%       --         --          --          --          --          8.75%

Variable Debt                       $ 9,194        --         --          --          --          --       $ 9,194
Average % Rate                         4.54%       --         --          --          --          --          4.54%



Foreign Currency Risk. The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. As of April 30, 2000, the Company had no hedging contracts outstanding. The Company assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis. The Company does not use derivative financial instruments for speculative trading purposes.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. There has not been a change of accountants in the past 24 months nor has any disagreement on any matter of accounting principles or practices been reported on Form 8-K during the same period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors Report..............................................    19
Consolidated Balance Sheets as of April 30, 2000 and 1999................    20
Consolidated Statements of Operations for the years ended
   April 30, 2000, 1999 and 1998.........................................    21
Consolidated Statements of Stockholders' Equity and
   Comprehensive income for the years ended April 30, 2000,
   1999 and 1998.........................................................    22
Consolidated Statements of Cash Flows for the years ended
   April 30, 2000, 1999 and 1998 ........................................    23
Notes to Consolidated Financial Statements...............................    24

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ansoft Corporation:

We have audited the accompanying consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended April 30, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item
14. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ansoft Corporation and subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Pittsburgh, Pennsylvania
May 24, 2000

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          April 30,         April 30,
                                                                            2000              1999
                                                                          --------           --------
Assets
Current assets
    Cash and cash equivalents                                             $  2,594           $  2,489
    Marketable securities                                                   17,722             16,461
    Accounts receivable net of allowance for doubtful accounts
      of $221 and $175, respectively                                        10,550              8,645
    Deferred income taxes                                                      312                126
    Prepaid expenses and other assets                                          941                709
                                                                          --------           --------
Total current assets                                                        32,119             28,430

Equipment and furniture                                                      4,989              4,663
Marketable securities                                                        3,920              5,730
Other assets                                                                   310                475
Deferred taxes - non current                                                 2,886              2,993
Intangible assets                                                            9,386             10,339
                                                                          --------           --------
Total assets                                                              $ 53,610           $ 52,630
                                                                          ========           ========

Liabilities and stockholders' equity
Current liabilities
    Line of credit                                                        $  9,194           $  7,446
    Accounts payable and accrued expenses                                    1,383              1,057
    Deferred revenue                                                         3,883              3,228
                                                                          --------           --------
Total current liabilities                                                   14,460             11,731

Other liabilities                                                              103                143
                                                                          --------           --------

 Total liabilities                                                          14,563             11,874

 Minority Interest                                                              --               (107)
 Stockholders' equity
     Preferred stock, par value $0.01 per share; 1,000 shares
       authorized,  no shares outstanding                                       --                 --
     Common stock, par value $0.01 per share; 25,000
       authorized; issued 11,780 and 11,658 shares, respectively               117                116
     Additional paid-in capital                                             51,956             51,490
     Treasury stock, 201 and 283 shares, respectively                       (1,131)            (1,556)
     Other accumulated comprehensive income (loss)                          (3,487)            (1,013)
     Accumulated deficit                                                    (8,408)            (8,174)
                                                                          --------           --------
 Total stockholders' equity                                                 39,047             40,863

 Total liabilities and stockholders' equity                               $ 53,610           $ 52,630
                                                                          ========           ========

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              FISCAL YEAR ENDED APRIL 30,
                                        ----------------------------------------
                                          2000            1999            1998
                                        --------        --------        --------
Revenue
License .............................   $ 25,806        $ 17,847        $ 19,974
Service and other ...................      7,685           6,628           6,309
                                        --------        --------        --------
Total revenue .......................     33,491          24,475          26,283
Cost and expenses
Sales and marketing .................     19,421          17,061          12,643
Research and development ............     10,176           8,391           7,299
General and administrative ..........      3,322           2,937           2,322
Amortization ........................      2,512           1,691           1,495
                                        --------        --------        --------
Total costs and expenses ............     35,431          30,080          23,759
                                        --------        --------        --------
Income (loss) from operations .......     (1,940)         (5,605)          2,524
Interest income .....................      2,153           1,693             709
Interest expense ....................       (513)           (106)           (160)
                                        --------        --------        --------
Income (loss) before income taxes....       (300)         (4,018)          3,073
Income tax benefit ..................         66           1,210           1,000
                                        --------        --------        --------
Net income (loss) ...................   $   (234)       $ (2,808)       $  4,073
                                        ========        ========        ========
Basic net income (loss) per share....   $  (0.02)       $  (0.25)       $   0.42
                                        ========        ========        ========
Diluted net income (loss) per share..   $  (0.02)       $  (0.25)       $   0.39
                                        ========        ========        ========

Weighted average shares outstanding

-- basic.........................         11,460          11,310           9,681
                                        ========        ========        ========
-- diluted ......................         11,460          11,310          10,521
                                        ========        ========        ========


See accompanying notes to consolidated financial statements.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                                          OTHER
                                                 COMMON STOCK        ADDITIONAL      TREASURY STOCK                     ACCUMULATED
                              COMPREHENSIVE     --------------        PAID-IN     --------------------   ACCUMULATED  COMPREHENSIVE
                              INCOME (LOSS)    SHARES      AMOUNT     CAPITAL     SHARES       AMOUNT      DEFICIT    INCOME (LOSS)
                              -------------    ------      ------     -------     ------       ------      -------    -------------
Balance, April 30, 1997 .....                   8,989      $   90     $24,310          --          --      $(9,439)     $  (44)
Issuance of common stock ....                   2,527          25      26,418          --          --           --          --
Net income ..................      4,073           --          --          --          --          --        4,073          --
Unrecognized gain on
  Marketable securities .....         87           --          --          --          --          --           --          87
                                 -------       ------      ------     -------     -------     -------      -------      -------

Balance, April 30, 1998 .....    $ 4,160       11,516      $  115     $50,728          --          --      $(5,366)     $    43
Purchase of treasury stock ..         --           --          --          --        (656)     (3,728)          --           --
Issuance of common stock ....         --          142           1         762         373       2,172           --           --
Net loss ....................     (2.808)          --          --          --          --          --       (2,808)          --
Foreign currency
translation .................        (23)          --          --          --          --          --           --          (23)
Unrecognized loss on
  Marketable securities .....     (1,033)          --          --          --          --          --           --       (1,033)
                                 -------       ------      ------     -------     -------     -------      -------      -------

Balance, April 30, 1999 .....    $(3,864)      11,658      $  116     $51,490        (283)    $(1,556)     $(8,174)     $(1,013)
Purchase of treasury stock ..         --           --          --          --         (23)       (162)          --           --
Issuance of common stock ....         --          122           1         466         105         587           --           --
Net loss ....................       (234)          --          --          --          --          --         (234)          --
Foreign currency
translation .................       (206)          --          --          --          --          --           --         (206)
Unrecognized loss on
  Marketable securities .....     (2,268)          --          --          --          --          --           --       (2,268)
                                 -------       ------      ------     -------     -------     -------      -------      -------
Balance, April 30, 2000 .....    $(2,708)      11,780      $  117     $51,956       (201)     $(1,131)     $(8,408)     $(3,487)

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              FISCAL YEAR ENDED APRIL 30,
                                                     -----------------------------------------------
                                                       2000               1999               1998
                                                     --------           --------           --------
Cash flows from operating activities
  Net income (loss) ..........................       $   (234)          $ (2,808)          $  4,073
  Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities
  Depreciation ...............................          1,090                983                640
  Amortization ...............................          2,512              1,691              1,495
  Deferred taxes .............................            (79)            (1,211)              (465)
Changes in assets and liabilities
  Accounts receivable ........................         (1,905)            (1,180)            (3,336)
  Prepaid expenses and other assets ..........           (232)              (173)              (254)
  Other long-term assets .....................            125               (251)              (257)
  Accounts payable ...........................            163               (205)               385
  Accrued wages and expenses .................            161               (169)              (778)
  Deferred revenue ...........................            655              1,415                653
                                                     --------           --------           --------
Net cash provided (used) by operating
activities....................................          2,256             (1,908)             2,156
                                                     --------           --------           --------

Cash flows from investing activities
  Purchases of plant and equipment ...........         (1,416)            (2,549)            (1,532)
  Investment in acquired businesses ..........           (724)              (770)            (2,285)
  Sale of marketable securities ..............             --                 --                534
  Purchases of marketable securities .........         (1,716)           (16,521)              --
                                                     --------           --------           --------
Net cash used in investing activities ........         (3,856)           (19,840)            (3,283)
                                                     --------           --------           --------
Cash flows from financing activities
  Proceeds from line of credit, net ..........          1,748              7,446             (4,208)
  Purchase of treasury stock .................           (162)            (4,177)                --
  Proceeds from the issuance of common
    stock, net ...............................            325                314             25,700
                                                     --------           --------           --------
Net cash provided by financing activities ....          1,911              3,583             21,492
                                                     --------           --------           --------
Net increase (decrease) in cash and cash
  Equivalents ................................            311            (18,165)            20,365
Effect of exchange rate changes on cash ......           (206)               (23)                --
Cash and cash equivalents at beginning of
  Period .....................................          2,489             20,677                312
                                                     --------           --------           --------
Cash and cash equivalents at end of period ...       $  2,594           $  2,489           $ 20,677
                                                     ========           ========           ========
Supplemental disclosures of cash flow
  Information
  Cash paid for interest .....................       $    458           $    106           $    160
                                                     ========           ========           ========
  Cash paid for income taxes .................       $      6           $     44           $     80
                                                     ========           ========           ========
  Plant and equipment acquired through
    assumption of liability ..................       $     --           $    203           $    179
                                                     ========           ========           ========


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ansoft Corporation ("Ansoft" or the "Company") is a leading developer of electronic design automation ("EDA") software used in high technology products and industries. Ansoft's software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, eliminate physical prototypes, and to reduce time-to-market.

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

Marketable Securities

Marketable Securities consist of corporate bonds and other interest-bearing securities and are classified as of April 30, 2000 and 1999, as available for sale. Marketable securities available for sale are recorded at fair market value based on quoted market prices and any unrecorded gains or losses are recorded as other accumulated comprehensive income (loss) in stockholders' equity. Costs of investments sold are determined on the basis of specific identification.

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

Software Revenue. Prior to May 1, 1998, the Company complied with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 91-1,"Software Revenue Recognition". Revenue from the sale of software licenses was recognized after shipment of the products and fulfillment of acceptance terms, if any, providing that no significant vendor and post-contract support obligations remained and collection of the related receivable was probable. In the first quarter of fiscal 1999, the Company adopted the provisions of the AICPA SOP 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized after shipment of the products and fulfillment of acceptance terms. The effect of adopting SOP 97-2 on May 1, 1998 was not material.

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

Income Taxes

Income taxes are provided for under the provisions of SFAS No. 109, "Accounting for Income Taxes," for all periods presented. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When necessary, valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

Net Income (Loss) Per Share

"Basic earnings (loss) per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented:


                                                     INCOME                  PER SHARE
                                                     (LOSS)       SHARES       AMOUNT
                                                     ------       ------       ------
         FISCAL YEAR ENDED APRIL 30, 2000
        Basic net income (loss) per share.......    $  (234)       11,460      $(0.02)
        Effect of dilutive securities:
           Stock options........................         --            --      $   --
                                                    =======        ======      ======
        Diluted net income (loss) per
        share...................................    $  (234)       11,460      $(0.02)
                                                    =======        ======      ======

         FISCAL YEAR ENDED APRIL 30, 1999
        Basic net income (loss) per share.......    $(2,808)       11,310      $(0.25)
        Effect of dilutive securities:
           Stock options........................         --            --      $   --
                                                    -------        ------      ------
        Diluted net income (loss) per
        share...................................    $(2,808)       11,310      $(0.25)
                                                    =======        ======      ======

         FISCAL YEAR ENDED APRIL 30, 1998
        Basic net income (loss) per share.......    $ 4,073         9,681      $ 0.42
        Effect of dilutive securities:
           Stock options........................         --           840      $(0.03)
                                                    =======        ======      ======
        Diluted net income (loss) per share.....    $ 4,073        10,521      $ 0.39
                                                    =======        ======      ======

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

Comprehensive Income

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of fiscal 1999. SFAS No.130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's results of operations or stockholders' equity.

2. ACQUISITIONS AND RELATED INTANGIBLE ASSETS

On July 24, 1996, the Company acquired the EBU for $5,600 in cash. On April 9, 1997, the Company acquired all of the outstanding capital stock of Compact for $3,000 in cash and 1,273 shares of the Company's Common Stock. On August 11, 1997, the Company acquired Boulder by the merger of Boulder with and into the Company, in consideration for $743 in cash and 108 shares of the Company's Common Stock. On April 28th, 1999, Ansoft acquired the majority of the outstanding stock of Pacific Numerix for 377 shares and $600 in cash. On December 31, 1999, Ansoft acquired the remaining portion of Pacific Numerix for 108 shares and $7 in cash. The cost of these acquisitions has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The allocation of the EBU and Compact acquisitions resulted in charges of $3,100 and $5,700 recorded, respectively, in fiscal 1997 based on the future expected cash flows of certain acquired in process research and development that had not reached technological feasibility. The acquisitions have been accounted for as purchases, and their respective financial results have been included in the accompanying consolidated financial statements since the date of their respective acquisitions.

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


                                                            FISCAL YEAR ENDED APRIL 30,
                                                         ---------------------------------
                                                          2000         1999         1998
                                                         -------      -------      -------
   Revenue.........................................      $33,491      $26,864      $29,562
   Pro forma net income (loss).....................      $  (234)     $(4,553)     $ 3,357
   Pro forma net income  (loss) per common share...      $ (0.02)     $ (0.39)     $  0.31

3. PLANT AND EQUIPMENT

    Plant and equipment consist of the following:

                                                                           APRIL 30,
                                                                     -------------------
                                                                       2000        1999
                                                                     -------     -------
        Computers and equipment....................................  $ 7,293     $ 6,237
        Furniture and fixtures.....................................    1,129         903
        Leasehold improvements.....................................      523         389
                                                                     -------     -------
                                                                       8,945       7,529
        Less allowances for depreciation and amortization .........    3,956       2,866
                                                                     -------     -------
                                                                     $ 4,989     $ 4,663
                                                                     =======     =======


4. INTANGIBLE ASSETS

Intangible assets consist of the following:


                                                        APRIL 30,
                                                   -------------------
                                                     2000        1999
                                                   -------     -------
        Customer list...........................   $11,503     $10,281
        Established work force..................     1,730       1,679
        Purchased technology....................     1,684       1,398
        Goodwill................................       574         574
                                                   -------     -------
                                                    15,491      13,932
        Less allowances for amortization .......     6,105       3,593
                                                   -------     -------
                                                   $ 9,386     $10,339
                                                   =======     =======


5. MARKETABLE SECURITIES

Marketable securities, classified as available for sale, are summarized as follows:


                                                   UNREALIZED
                                       AMORTIZED      GAIN     MARKET
                                         COST        (LOSS)     VALUE
                                       ---------   ----------  ------
        April 30, 2000
          Marketable Securities .....   $24,894     $(3,252)   $21,642
        April 30, 1999
          Marketable Securities .....   $23,181     $  (990)   $22,191


The carrying values of marketable securities as of April 30, 2000, by maturity is shown below:

        Due in less than one year ...               $17,722
        Due in one to five years ....               $   524
        Due in five to ten years ....                 3,396
                                                    -------
                                                    $21,642

Gross realized gains (losses) on sales of securities in fiscal 2000, 1999 and 1998 were immaterial.

6. LINE OF CREDIT

The Company has available a $10.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit is secured by the marketable securities held with the institution. As of April 30, 2000, $9.2 million was the outstanding balance on the line of credit and the weighted average interest rate was 4.54%.

7. LEASES

The Company leases its corporate headquarters in Pittsburgh, Pennsylvania, and other facilities under operating lease agreements which expire over the next six years. Rental expense incurred by the Company under operating lease agreements totaled $1,525, $1,281 and $978 for the years ended April 30, 2000, 1999 and 1998, respectively. The future minimum lease payments for such operating leases as of April 30, 2000, are:

                     YEAR ENDING APRIL 30,
                    ----------------------
                         2001............      1,131
                         2002............        872
                         2003............        817
                         2004............        629
                         2005............        564
                         Thereafter......        762
                                              ------
                                              $4,775
                                              ======

8. STOCKHOLDERS' EQUITY

In February 1998, the Company closed its public offering of 2.3 million shares of Common Stock. The net proceeds of the offering were approximately $25,500, after deducting applicable costs and expenses.

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

Shares underlying outstanding options under the 1988 Plan and the 1995 Plan are as follows:

                                               SHARES UNDERLYING
                                              OUTSTANDING OPTIONS
                                          ------------------------------
                                          SHARES               PRICE
                                          -------          -------------
        Outstanding, April 30, 1997...        992           $1.00--$6.50
          Granted.....................        544          $5.00--$16.63
          Exercised...................       (121)          $1.00--$5.38
          Canceled....................       (100)         $2.00--$10.13
                                          -------          -------------
        Outstanding, April 30, 1998...      1,515          $1.00--$16.63
          Granted.....................      1,135           $5.06--$5.56
          Exercised...................       (142)          $1.00--$5.38
          Canceled....................       (426)         $2.00--$16.63
                                          -------          -------------
        Outstanding, April 30, 1999...      2,073           $1.14--$6.00
          Granted.....................        621         $5.50--$7.3125
          Exercised...................       (113)          $1.14--$5.38
          Canceled....................       (126)         $2.00--$16.63
                                          -------          -------------
        Outstanding, April 30, 2000...      2,455         $1.75--$7.3125
                                          =======         --------------

Options to purchase 1,141 shares of Common Stock were exercisable as of April 30, 2000 and options to purchase 236 shares of Common Stock were available for future grant as of April 30, 2000.

As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

Employees" ("APB 25"), and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the Company's consolidated financial statements during fiscal 2000, 1999 or 1998.

Pro forma information regarding net income and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Stock Purchase Plan, collectively called "options") granted subsequent to April 30, 1995 under the fair value method prescribed by SFAS 123. The fair value of options granted in fiscal years 2000, 1999 or 1998, reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                       FISCAL YEAR ENDED APRIL 30,
                                       ---------------------------
                                       2000         1999         1998
                                     ---------    ---------    --------

      Risk-free rate (%) .........      5.50         4.86        6.05
      Volatility (%)..............     30.00        54.00       34.00
      Expected Life (in Years) ...      8.50         9.66       10.00
      Dividend Yield (%) .........      0.00         0.00        0.00



The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. However, based solely on this analysis, the weighted average estimated fair value of employee stock options granted during 2000, 1999 or 1998, was $3.02, $3.57 and $5.82 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (unaudited):

                                               FISCAL YEAR ENDED APRIL 30,
                                               ---------------------------

                                                 2000         1999      1998
                                             -----------  ----------- --------
      Pro forma net income (loss) ......       $(1,590)     $(3,742)   $3,373
      Pro forma net income (loss)
      per common share .................       $ (0.14)     $ (0.33)   $ 0.32


Because the Company anticipates making additional grants and options vest over several years, the effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. SFAS 123 is applicable only to options granted subsequent to April 30, 1995.

The following table summarizes information about stock options outstanding as of April 30, 2000:


                                         OPTIONS OUTSTANDING
                               -----------------------------------------
                                                                            OPTIONS EXERCISABLE
                                                                           -----------------------
                                               WEIGHTED-
                                NUMBER          AVERAGE     WEIGHTED-        NUMBER       WEIGHTED
             RANGE OF         OUTSTANDING      REMAINING     AVERAGE       EXERCISABLE    AVERAGE
             EXERCISE          AT APRIL 30,   CONTRACTUAL    EXERCISE      AT APRIL 30,   EXERCISE
              PRICES              2000           LIFE         PRICE           2000         PRICE
              ------              ----           ----         -----           ----         -----
            $1.75--$2.00            339          3.74         $1.83            339          $1.83
            $3.50--$5.00            533          5.90         $4.87            404          $4.84
           $5.063-$7.313          1,583          8.10         $5.46            398          $5.35



10. EXPORT SALES, MAJOR CUSTOMERS AND CREDIT RISK

Export sales, principally to Asia, accounted for 48%, 52% and 48% of total product revenue in 2000, 1999 or 1998, respectively. Included in export sales to Asia were sales to Japan, which accounted for approximately 17%, 16% and 16% of total revenue in fiscal 2000, 1999 or 1998, respectively. No other foreign country accounted for more than 10% of total revenue during these periods.

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

11. INCOME TAX

The provisions for income taxes consists of the following:

                                                   APRIL 30,
                                        ----------------------------
                                          2000      1999      1998
                                        -------- ---------   -------
         Current:
           Federal...............         $ 13    $    --    $   333
           Foreign...............           --         --         --
           State.................           --         --         95
                                          ----    -------    -------
              Total..............           13         --        428
         Deferred:
           Federal...............          (70)    (1,057)    (1,447)
           State.................           (9)      (153)        19
                                          ----    -------    -------
              Total..............          (79)    (1,210)    (1,428)
                                                  -------    -------
         Total benefit for
           income taxes..........         $(66)   $(1,210)   $(1,000)
                                          ====    =======    =======


The Company's actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the statutory federal income before income taxes as a result of the following:


                                                              APRIL 30,
                                                   -----------------------------
                                                     2000       1999       1998
                                                     ----       ----       ----
        Income tax expense (benefit) at
        statutory rate.........................      $(102)   $(1,366)   $ 1,044
        State income tax, net of federal
        offset.................................         (6)      (101)       142
        Net deductible intangible assets.......         --         --         --
        Expiration of state net operating
        losses.................................         --         --        241
        Change in valuation allowance..........        (18)        43     (2,857)
        Reduction in state deferred tax due
        to decrease in state effective tax
        rate...................................         --         --        243
        Other, net.............................         60        214        187
                                                     -----    -------    -------
        Actual income tax benefit..............      $ (66)   $(1,210)   $(1,000)
                                                     =====    =======    =======

In addition to the income tax expense (benefit) reported above, a deferred tax liability of $640 was recorded during the fiscal year ended April 30, 1998 in connection with the acquisition of Boulder.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                           APRIL 30,
                                                    -----------------------
                                                      2000          1999
                                                      ----          ----
Deferred tax assets:
  Net operating loss carryforward ...........       $ 2,833       $ 3,295
  Allowance for doubtful accounts ...........            84            66
  Alternative minimum tax credit
       carryforward .........................           104            86
  Foreign Tax Credit carryforward ...........            --            --
  Intangible Assets .........................           758            71
   Net Unrealized Losses on Available for
      Sale Securities .......................         1,105           340
                                                    -------       -------
Total gross deferred tax assets .............         4,884         3,858
Less valuation allowance ....................         1,130           383
                                                    -------       -------
Net deferred tax assets .....................         3,754         3,475
Deferred tax liabilities:
  Intangible assets .........................            --            --
  Property, plant, and equipment ............          (556)         (356)
                                                    -------       -------
Total gross deferred tax liability ..........          (556)         (356)
                                                    -------       -------
Net deferred taxes ..........................       $ 3,198       $ 3,119
                                                    =======       =======


The valuation allowance for deferred tax assets as of May 1, 1999 and 1998 was $383 and $0, respectively. The net change in the total valuation allowance for the years ended April 30, 2000 and April 30, 1999 was an increase of $747 and $383, respectively. Management evaluates the recoverability of the deferred tax assets and the level of the valuation on a quarterly basis. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

An additional gross deferred tax benefit of $765 was generated in the year ended April 30, 2000 with respect to unrealized losses on available for sale securities. Since it was more likely than not that some portion, or all of, the unrealized loss would not be realized, management placed a valuation of $765 upon this deferred tax asset, and no benefit was reported in stockholder's equity or income.

As of April 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes of $8,247 which are available to offset future federal taxable income, if any, through April 30, 2019.

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

PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) documents filed as part of this report:


1. Financial statements. The following consolidated financial statements are filed as part of this annual report on form 10-k.

                                                                                                           PAGE
                                                                                                           ----
    Independent Auditors' Report........................................................................    19
    Consolidated Balance Sheets as of April 30, 2000 and 1999...........................................    20
    Consolidated Statements of Operations for the years ended April 30, 2000, 1999 and 1998 ............    21
    Consolidated Statements of Stockholders' Equity and Comprehensive income for the years ended
         April 30, 2000, 1999 and 1998..................................................................    22
    Consolidated Statements of Cash Flows for the years ended April 30, 2000, 1999 and 1998 ............    23
    Notes to Consolidated Financial Statements..........................................................    24

2. Financial Statement Schedule:

Schedule II--Valuation and Qualifying Accounts for each of the three years ended April 30, 2000 ........    35


FINANCIAL STATEMENT SCHEDULES NOT LISTED ABOVE HAVE BEEN OMITTED BECAUSE THEY ARE INAPPLICABLE, ARE NOT REQUIRED UNDER APPLICABLE PROVISIONS OF REGULATION S-X, OR THE INFORMATION THAT WOULD OTHERWISE BE INCLUDED IN SUCH SCHEDULES IS CONTAINED IN THE REGISTRANT'S FINANCIAL STATEMENTS OR ACCOMPANYING NOTES.

2. Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.


     EXHIBIT
      NUMBER                                 DESCRIPTION
      ------   -------------------------------------------------------------------------------
       1.1     Underwriting Agreement (incorporated by reference from Registration
               Statement No. 333-40189).
       3.1     Amended and Restated Certificate of Incorporation of the Company
               (incorporated by reference from Registration Statement No. 333-40189).
       3.2     Certificate of Amendment to the Company's Amended and Restated Certificate of
               Incorporation (incorporated by reference from Registration Statement No.
               333-40189).
       3.3     Bylaws of the Company (incorporated by reference from Registration
               Statement No. 333-1398).
      10.1     1988 Stock Option Plan of the Company (incorporated by reference from
               Registration Statement No. 333-1398).
      10.2     1995 Stock Option Plan of the Company (incorporated by reference from
               Registration Statement No. 333-1398).
      10.3     Zoltan Cendes Stock Option Agreement, dated April 30, 1995 (incorporated by reference from Registration Statement No. 333-1398).
      10.4     Office Lease Agreement between Commerce Court Associates and the Company dated June 7, 1989 (incorporated by reference from Registration Statement
               No. 333-1398).
      10.5     Amendment No. 1 to Office Lease Agreement between Commerce Court Associates and the Company dated March 17, 1994 (incorporated by reference from
               Registration Statement No. 333-1398).
      10.6     Software Distribution Agreement, by and between the Company and
               Hewlett-Packard, dated January 1, 1994 (incorporated by reference from
               Registration Statement No. 333-1398).
      10.7     First Amendment to Software Distribution Agreement, by and between the
               Company and Hewlett-Packard, dated May 9, 1995 (incorporated by reference from Registration Statement No. 333-1398).
      10.8     Second Amendment to Software Distribution Agreement, by and between the
               Company and Hewlett-Packard, dated September 7, 1995 (incorporated by reference from Registration Statement No. 333-1398).
      10.9     Underwriting Agreement dated April 3, 1996 by and between Registrant and
               Janney Montgomery Scott Inc. and Pennsylvania Merchant Group Ltd., as
               representatives for the Underwriters identified therein (incorporated by reference from Registration Statement No. 333-1398).
     10.10     Jacob K. White Stock Option Agreement dated February 1, 1996, as amended
               (incorporated by reference from Registration Statement No. 333-40189).
     10.11     John N. Whelihan Stock Option Agreement dated February 1, 1996, as amended.
               (incorporated by reference from Registration Statement No. 333-40189).
     10.12     Asset Purchase Agreement by and between Ansoft Corporation and The
               MacNeal-Schwendler Corporation dated as of July 24, 1996 for the
               Electronic Business Unit (incorporated by reference from the Company's
               Current Report filed on Form 8-K dated August 9, 1996, as amended by the Company's Current Report filed on Form 8-K/A dated October 8, 1997).

         EXHIBIT
          NUMBER                                 DESCRIPTION
          ------   -------------------------------------------------------------------------------
         10.13     Stock Purchase Agreement by and between Ansoft Corporation and Dr. Ulrich L.
                   Rohde and Dr. Meta Rohde dated as of April 9, 1997 (incorporated by reference from the Company's Current Report filed on Form 8-K dated
                   April 22, 1997, as amended by the Company's Current Report filed on
                   Form 8-K/A dated June 26, 1997).
         10.14     Registration Rights Agreement between the Company and Dr. Ulrich L. Rohde and Dr. Meta Rohde dated as of April 9, 1997.
          21.1     Subsidiaries of the registrant (incorporated by reference from the
                   Company's Annual Report on Form 10-K for the fiscal year ended April 30,
                   1997).
          23.1     Consent of Buchanan Ingersoll Professional Corporation (incorporated by reference from Registration Statement No. 333-40189).
          24.1     Powers of Attorney (incorporated by reference from Registration Statement
                   No. 333-40189).
         *27.1     Financial Data Schedule.

*Filed herewith

(b) Reports on Form 8-K filed during the last quarter of fiscal 2000.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 27, 2000.

                                        ANSOFT CORPORATION

                                        By  /s/ NICHOLAS CSENDES
                                          ---------------------------------
                                          Nicholas Csendes
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 27, 2000.

                SIGNATURE                               TITLE



   /s/ NICHOLAS CSENDES                Director, President and Chief Executive
   ----------------------------------- Officer (Principal Executive Officer)
   Nicholas Csendes


   /s/ ZOLTAN J. CENDES                Director, Chief Technology Officer and
   ----------------------------------- Chairman of the Board of Directors
   Zoltan J. Cendes


   /s/ THOMAS A.N. MILLER              Director
   -----------------------------------
   Thomas A.N. Miller


   /s/ ULRICH L. ROHDE                 Director
   -----------------------------------
   Ulrich L. Rohde


   /s/ JOHN N. WHELIHAN                Director
   -----------------------------------
   John N. Whelihan


   /s/ JACOB WHITE                     Director
   -----------------------------------
   Jacob White


   /s/ ANTHONY L. RYAN                 Chief Financial Officer (Principal
   ----------------------------------- Financial and Accounting Officer)
   Anthony L. Ryan

                  Schedule II-Valuation and Qualifying Accounts
                                 (In thousands)


                                        Balance as of       Additions               Balance as of
                                        the Beginning    Charged to Costs            the End of
                                        of the Period      and Expenses      Deductions       the Period
                                        -------------      -------------     ----------       -----------
Year ended April 30, 2000
  Allowance for doubtful accounts             175                46              --               221
Year ended April 30, 1999
  Allowance for doubtful accounts             150                25              --               175
Year ended April 30, 1998
  Allowance for doubtful accounts             125                25              --               150