Form 10-Q
period 2000-07-31
ANSOFT CORP
filed 2000-09-15
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For The Quarterly Period Ended July 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's Common Stock outstanding as of the close of business on September 14, 2000 was 11,922,517.

                               ANSOFT CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                                          Page
                                                                                                          ----
Part I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated  Balance  Sheets - July 31,  2000 and April  30,  2000                             1
           Consolidated Statements of Operations - Three months ended
            July 31, 2000 and 1999                                                                         2
           Consolidated Statements of Cash Flows - Three months ended
            July 31, 2000 and 1999                                                                         3
           Notes to the Consolidated Financial Statements                                                  4
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations           5

Part II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                                11

Signatures                                                                                                 11

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANSOFT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                     (unaudited)
                                                      July 31,     April 30,
                                                        2000         2000
                                                     -----------   ---------
Assets
Current assets
    Cash and cash equivalents                        $  4,730      $  2,594
    Marketable securities                              18,894        17,722
    Accounts receivable                                 8,326        10,550
    Deferred income taxes                                 312           312
    Prepaid expenses and other assets                     925           941
                                                     --------      --------
Total current assets                                   33,187        32,119

Equipment and furniture                                 4,894         4,989
Marketable securities                                   3,855         3,920
Other assets                                              310           310
Deferred taxes - non current                            2,974         2,886
Intangible assets                                       8,761         9,386
                                                     --------      --------
Total assets                                         $ 53,981      $ 53,610
                                                     ========      ========

Liabilities and stockholders' equity
Current liabilities
    Line of credit                                   $  9,149      $  9,194
    Accounts payable and accrued expenses                 780         1,383
    Deferred revenue                                    4,033         3,883
                                                     --------      --------
Total current liabilities                              13,962        14,460

Other liabilities                                          93           103
                                                     --------      --------

 Total liabilities                                     14,055        14,563

 Stockholders' equity
     Preferred stock                                     --            --
     Common stock                                         118           117
     Additional paid-in capital                        52,277        51,956
     Treasury stock                                    (1,131)       (1,131)
     Other accumulated comprehensive income (loss)     (2,694)       (3,487)
     Accumulated deficit                               (8,644)       (8,408)
                                                     --------      --------
 Total stockholders' equity                            39,926        39,047

 Total liabilities and stockholders' equity          $ 53,981      $ 53,610
                                                     ========      ========

See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                              Three months ended July 31,
                                                2000               1999
                                              --------           --------
Revenues
    License                                   $  6,744           $  5,304
    Service and other                            1,962              1,607
                                              --------           --------
Total revenue                                    8,706              6,911

Costs and expenses
    Sales and marketing                          5,241              4,592
    Research and development                     2,764              2,378
    General and administrative                     847                807
    Amortization                                   625                642
                                              --------           --------
Total costs and expenses                         9,477              8,419
                                              --------           --------
Income (loss) from operations                     (771)            (1,508)
Other income, net                                  434                390
                                              --------           --------
Income (loss) before income taxes                 (337)            (1,118)
Income tax benefit                                 101                225
                                              --------           --------
 Net income (loss)                            $   (236)          $   (893)
                                              ========           ========

 Basic net income (loss) per share            $  (0.02)          $  (0.08)
                                              ========           ========
 Diluted net income (loss) per share          $  (0.02)          $  (0.08)
                                              ========           ========
Weighted average shares used in calculation
    Basic                                       11,645             11,383
                                              ========           ========
    Diluted                                     11,645             11,383
                                              ========           ========

See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                        Three months ended July 31,
                                                          2000                1999
                                                        -------             -------
Cash flows from operating activities
Net income (loss)                                       $  (236)            $  (893)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Depreciation                                            300                 220
    Amortization                                            625                 642
    Deferred taxes                                          (88)               (225)
Changes in assets and liabilities
    Accounts receivable                                   2,224               1,234
    Prepaid expenses and other assets                        16                 (25)
    Other long-term assets and liabilities                  (10)                158
    Accounts payable and accrued expenses                  (600)               (350)
    Deferred revenue                                        150                 (70)
                                                        -------             -------
Net cash provided by (used in) operating activities       2,381                 691
                                                        -------             -------
Cash flows from investing activities
    Purchases of plant and equipment                       (205)               (264)
    Investment in acquired businesses                      --                  (375)
    Purchases of marketable securities                     (361)               (766)
                                                        -------             -------
Net cash provided by (used in) investing activities        (566)             (1,405)
                                                        -------             -------
Cash flows from financing activities
    Proceeds from line of credit, net                       (45)              1,042
    Purchase of treasury stock                             --                  (140)
    Proceeds from the issuance of common  stock, net        322                  19
                                                        -------             -------
Net cash provided by (used in) financing activities         277                 921
Effect of exchange rate                                      44                 (39)
                                                        -------             -------
Net increase (decrease) in cash and cash  equivalents     2,136                 168
Cash and cash equivalents at beginning of period          2,594               2,489
                                                        -------             -------
Cash and cash equivalents at end of period              $ 4,730             $ 2,657
                                                        =======             =======
Supplemental disclosures of cash flow information
  Cash paid for interest                                $   128             $    88
                                                        =======             =======
  Cash paid for income taxes                            $    45             $  --
                                                        =======             =======

See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  Basis of Presentation

The unaudited consolidated financial statements include the accounts of Ansoft and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the fiscal year ended April 30, 2000 consolidated financial statements and notes thereto included in Ansoft's annual report on Form 10-K filed with the Commission.

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

(2)  Comprehensive income (loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income
(loss) follows:

                                                  Three Months Ended July 31,
                                                    2000                1999
                                                  -------             -------
Net income (loss)                                 $  (236)            $  (893)
Unrealized gain (loss) on marketable securities       749                (230)
Foreign currency translation adjustments               44                 (39)
                                                  -------             -------
Comprehensive income (loss)                       $   557             $(1,162)
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

                                              Income            Per share
                                              (loss)   Shares     amount
                                              ------   ------   ---------
Three months ended July 31, 2000

Basic net income (loss) per share             $(236)   11,645   $(0.02)
                                              =====    ======   ======

Effect of dilutive securities:
   Stock options                               --        --      --
                                              -----    ------   ------
Diluted net income (loss) per share           $(236)   11,645   $(0.02)
                                              =====    ======   ======

Three months ended July 31, 1999

Basic net income (loss) per share             $(893)   11,383   $(0.08)
                                              =====    ======   ======

Effect of dilutive securities:
  Stock options                                --        --      --
                                              -----    ------   ------
Diluted net income (loss) per share           $(893)   11,383   $(0.08)
                                              =====    ======   ======

(4) Altra Broadband, Inc.

On July 17, 2000, Ansoft announced its formation of a new subsidiary named Altra Broadband, Inc., or Altra to pursue the development of critical intellectual property and products for broadband wireless and optical communications. The financial statements and financial information in this Quarterly Report on Form 10-Q include the results of Altra. The full impact of Altra on Ansoft's business, operating results, and financial condition cannot be predicted at this time. However, certain incremental expenses, primarily in research and development, are expected to be incurred in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" section included in Ansoft's report on Form 10-K for the fiscal year ended April 30, 2000.

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

Effective December 23, 1999, Ansoft completed the acquisition of Pacific Numerix ("PNC"). The cost of this acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The acquisition was accounted for as a purchase, and their financial results have been included in the accompanying consolidated financial statements since the date of acquisition.

On July 17, 2000, Ansoft announced its formation of a new subsidiary named Altra Broadband, Inc., ("Altra") to pursue the development of critical intellectual property and products for broadband wireless and optical communications. The financial statements and financial information in this Quarterly Report on Form 10-Q include the results of Altra. The full impact of Altra on Ansoft's business, operating results, and financial condition cannot be predicted at this time. However, certain incremental expenses, primarily in research and development, are expected to be incurred in future periods.

Results of Operations

The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:

                                Three months ended July 31,
                                    2000         1999
                                    ----         ----
Revenues:
   License                            77%          77%
   Service and other                  23           23
                                    ----         ----
Total revenue                        100          100

Costs and expenses:
   Sales and marketing                60           66
   Research and development           32           34
   General and administrative         10           12
   Amortization                        7            9
                                    ----         ----
Total costs and expenses             109          122
                                    ----         ----
Income (loss) from
   operations                         (9)         (22)
Other income                           5            6
                                    ----         ----
Income (loss) before income
   taxes                              (4)         (16)
Income taxes                           1            3
                                    ----         ----
Net income (loss)                     (3)%        (13)%
                                    ====         ====

Comparison of the Three Months Ended July 31, 2000 and 1999

Revenue. Total revenue in the three-month period ended July 31, 2000 increased 26% to $8.7 million from $6.9 million in the comparable period of the preceding fiscal year. License revenue during the three-month period ended July 31, 2000 increased 27% to $6.7 million from $5.3 million during the comparable period in the prior fiscal year. The increase is primarily attributable to strong demand from Asia customers. Service and other revenue in the three-month period ended July 31, 2000 increased by 22% due to the continued growth of the installed base of customers under annual maintenance agreements.

International revenue accounted for 56% and 52% of the Company's total product revenue in the three-month period ended July 31, 2000 and 1999, respectively.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 14% to $5.2 million in the three-month period ended July 31, 2000, as compared to $4.6 million in the same period in the previous fiscal year. The increase is attributable to an increase in the Company's sales levels, in addition to increased marketing efforts such as advertising in trade publications and participation in industry trade shows. Sales and marketing expenses represented 60% and 66% of total revenue in the three-month period ended July 31, 2000 and 1999, respectively. Ansoft expects that sales and marketing expenses will decrease as a percentage of revenue although increase in absolute dollars in future periods.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses for the three-month period ended July 31, 2000 increased 16% to $2.8 million, as compared to $2.4 million for the same period in the previous fiscal year. The increase is primarily due to increased software research and development efforts. Research and development expenses represented 32% and 34% of total revenue in the three-month period ended July 31, 2000 and 1999, respectively. Ansoft anticipates that research and development expenses will increase in absolute dollars in future periods as Altra increases its efforts to develop critical intellectual property and products for broadband wireless and optical communications.

General and administrative expenses. General and administrative expenses for the three-month period ended July 31, 2000 increased 5% to $847,000, as compared to $807,000 for the same period in the previous fiscal year. The increase is due to additional costs required to support the increase in operations. General and administrative expenses represented 10% and 12% of total revenue in the three-month period ended July 31, 2000 and 1999, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

Amortization expense. Amortization expense for the three-month period ended July 31, 2000 decreased to $625,000, as compared to $642,000 for the same period in the previous fiscal year. The decrease is due to certain intangible assets acquired being fully amortized as of April 30, 2000.

Other income. Other income for the three-month period ended July 31, 2000 was $434,000, an increase from the $390,000 reported for the same period in the previous fiscal year. The increase is due to the increased net investment balance.

Income taxes. In the three-month period ended July 31, 2000, the Company recorded a tax benefit of $101,000, resulting from the recognition of deferred tax assets in accordance with the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes." Ansoft's net deferred tax asset of $3.3 million as of July 31, 2000, consists primarily of the benefit of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2019. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Liquidity and Capital Resources

As of July 31, 2000, Ansoft had $4.7 million in cash and cash equivalents and working capital of $19.2 million. Net cash provided by operating activities was $2.4 million and $691,000 in the three months ended July 31, 2000 and 1999, respectively. Net cash used in investing activities was $566,000 and $1.4 million in the three months ended July 31, 2000 and 1999, respectively. Net cash provided by financing activities was $277,000 and $921,000 in the three months ended July 31, 2000 and 1999, respectively.

Ansoft has available a $10.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit is secured by the marketable securities held with the institution. As of July 31, 2000, $9.1 million was the outstanding balance on the line of credit and the weighted average interest rate was 4.61%. Ansoft believes that the available funds together with cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in reported market risks faced by the Company since April 30, 2000.

Additional Risk Factors that may affect Future Results

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

(b)  No reports on Form 8-K during the period from May 1, 2000 to July 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date September 14, 2000

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