Form 10-Q
period 2000-10-31
ANSOFT CORP
filed 2000-12-14
CIK 849433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended October 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's Common Stock outstanding as of the close of business on December 8, 2000 was 11,929,717.

                               ANSOFT CORPORATION
                                    FORM 10-Q

                                      INDEX


                                                                                    Page
                                                                                    ----
Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - October 31, 2000 (unaudited) and April
           30, 2000                                                                  1
         Consolidated Statements of Operations (unaudited) - Three
           and six months ended October 31, 2000 and 1999                            2
         Consolidated Statements of Cash Flows (unaudited) - Three and six
           months ended October 31, 2000 and 1999                                    3
         Notes to the Consolidated Financial Statements                              4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                             5


Part II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                        11
Item 6.  Exhibits and Reports on Form 8-K                                           11

Signatures                                                                          12

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               ANSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                          (unaudited)
                                                          October 31,         April 30,
                                                              2000               2000
                                                            --------           --------
Assets
Current assets
    Cash and cash equivalents                               $  4,765           $  2,594
    Marketable securities                                     18,275             17,722
    Accounts receivable                                        8,784             10,550
    Deferred income taxes                                        312                312
    Prepaid expenses and other assets                            994                941
                                                            --------           --------
Total current assets                                          33,130             32,119

Equipment and furniture                                        4,973              4,989
Marketable securities                                          3,745              3,920
Other assets                                                     329                310
Deferred taxes - non current                                   2,927              2,886
Intangible assets                                              8,145              9,386
                                                            --------           --------
Total assets                                                $ 53,249           $ 53,610
                                                            ========           ========


Liabilities and stockholders' equity
Current liabilities
    Line of credit                                          $  9,076           $  9,194
    Accounts payable and accrued expenses                        556              1,383
    Deferred revenue                                           4,183              3,883
                                                            --------           --------
Total current liabilities                                     13,815             14,460

Other liabilities                                                 86                103
                                                            --------           --------

Total liabilities                                             13,901             14,563

Stockholders' equity
    Preferred stock                                               --                 --
    Common stock                                                 119                117
    Additional paid-in capital                                52,569             51,956
    Treasury stock                                            (1,131)            (1,131)
    Other accumulated comprehensive income (loss)             (3,720)            (3,487)
    Accumulated deficit                                       (8,489)            (8,408)
                                                            --------           --------
Total stockholders' equity                                    39,348             39,047

Total liabilities and stockholders' equity                  $ 53,249           $ 53,610
                                                            ========           ========


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                 Three months ended October 31,     Six months ended October 31,
                                                     2000             1999             2000             1999
                                                   --------         --------         --------         --------
Revenue
    License                                        $  7,655         $  5,329         $ 14,399         $ 10,633
    Service and other                                 2,009            2,057            3,971            3,664
                                                   --------         --------         --------         --------
Total revenue                                         9,664            7,386           18,370           14,297

Costs and expenses
    Sales and marketing                               5,532            4,468           10,774            9,060
    Research and development                          2,624            2,545            5,238            4,923
    Research and development
    -- Altra Broadband                                  266               --              441               --

    General and administrative                          859              806            1,681            1,613
    Amortization                                        616              596            1,241            1,238
                                                   --------         --------         --------         --------
Total costs and expenses                              9,897            8,415           19,375           16,834
                                                   --------         --------         --------         --------
Income (loss) from operations                          (233)          (1,029)          (1,005)          (2,537)
Other income, net                                       455              401              889              791
                                                   --------         --------         --------         --------
Income (loss) before income taxes                       222             (628)            (116)          (1,746)
Income tax (expense) benefit                            (67)             130               35              355
                                                   --------         --------         --------         --------
Net income (loss)                                  $    155         $   (498)        $    (81)        $ (1,391)
                                                   ========         ========         ========         ========
Net income (loss) per share
    Basic                                          $   0.01         $  (0.04)        $  (0.01)        $  (0.12)
                                                   ========         ========         ========         ========
    Diluted                                        $   0.01         $  (0.04)        $  (0.01)        $  (0.12)
                                                   ========         ========         ========         ========
Weighted average shares used in calculation
    Basic                                            11,720           11,410           11,682           11,397
                                                   ========         ========         ========         ========
    Diluted                                          13,206           11,410           11,682           11,397
                                                   ========         ========         ========         ========


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                            Six months ended October 31
                                                              2000               1999
                                                             -------           -------
Cash flows from operating activities
Net loss                                                     $   (81)          $(1,391)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities
  Depreciation                                                   700               450
  Amortization                                                 1,241             1,238
  Deferred taxes                                                 (41)             (355)
Changes in assets and liabilities
  Accounts receivable                                          1,766               617
  Prepaid expenses and other assets                              (53)              (93)
  Other assets and liabilities                                   (36)              (13)
  Accounts payable and accrued expenses                         (824)             (473)
  Deferred revenue                                               300                 5
                                                             -------           -------
Net cash provided by (used in) operating activities            2,972               (15)
                                                             -------           -------
Cash flows from investing activities
Purchases of plant and equipment                                (684)             (538)
Investment in acquired businesses                                 --              (485)
Purchases of marketable securities                              (732)             (919)
                                                             -------           -------
Net cash used in investing activities                         (1,416)           (1,942)
                                                             -------           -------
Cash flows from financing activities
Proceeds from line of credit, net                               (118)            2,175
Purchase of treasury stock                                        --              (155)
Proceeds from the issuance of common stock, net                  615               126
                                                             -------           -------
Net cash provided by financing activities                        497             2,146
Effect of exchange rate                                          118              (374)
                                                             -------           -------
Net increase (decrease) in cash and cash
 equivalents                                                   2,171              (185)
Cash and cash equivalents at beginning of period               2,594             2,489
                                                             -------           -------
Cash and cash equivalents at end of period                   $ 4,765           $ 2,304
                                                             =======           =======
Supplemental disclosures of cash flow information
Cash paid for interest                                       $   238           $   201
                                                             =======           =======
Cash paid for income taxes                                   $   104           $    --
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


(2) Comprehensive income (loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income
(loss) follows:

                                                    Six Months Ended October 31,

                                                         2000         1999
                                                         ----         ----
Net income (loss)                                      $  (81)      $(1,391)
Unrealized gain (loss) on marketable securities          (351)       (1,194)
Foreign currency translation adjustments                  118          (374)
                                                       ------       -------
Comprehensive income (loss)                            $ (314)      $(2,959)
                                                       ======       =======


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

                                                      Income                  Per share
                                                      (loss)        Shares      amount
                                                      ------        ------      ------
             Three months ended October 31, 2000
             Basic net income (loss) per share.....    $   155      11,720      $ 0.01
             Effect of dilutive securities:
                Stock options......................         --       1,486          --
                                                       -------      ------      ------
             Diluted net income (loss) per
                share..............................    $   155      13,206      $ 0.01
                                                       =======      ======      ======
             Three months ended October 31, 1999
             Basic net income (loss) per share.....    $  (498)     11,410      $(0.04)
             Effect of dilutive securities:
                Stock options......................         --          --          --
                                                       -------      ------      ------
             Diluted net income (loss) per
             share.................................    $  (498)     11,410      $(0.04)
                                                       =======      ======      ======

                                                      Income                  Per share
                                                      (loss)        Shares      amount
                                                      ------        ------      ------
            Six months ended October 31, 2000
            Basic net income (loss) per share......    $   (81)     11,682      $(0.01)
            Effect of dilutive securities:
               Stock options.......................         --          --          --
                                                       -------      ------      ------
            Diluted net income (loss) per share....    $   (81)     11,682      $(0.01)
                                                       =======      ======      ======

            Six months ended October 31, 1999
            Basic net income (loss) per share......    $(1,391)     11,397      $(0.12)

            Effect of dilutive securities:
               Stock options.......................         --          --          --
                                                       -------      ------      ------
            Diluted net income (loss) per share....    $(1,391)     11,397      $(0.12)
                                                       =======      ======      ======


(4) Altra Broadband, Inc.

On July 17, 2000, Ansoft announced its formation of a new subsidiary named Altra Broadband, Inc. ("Altra") to pursue the development of critical intellectual property and products for broadband wireless and optical communications. The financial statements and financial information in this Quarterly Report on Form 10-Q include the results of Altra. The full impact of Altra on Ansoft's business, operating results, and financial condition cannot be predicted at this time. However, certain incremental expenses, primarily in research and development, are expected to be incurred in future periods.


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


Results of Operations

The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:

                                  Three months ended October 31,   Six months ended October 31,
                                         2000        1999              2000         1999
                                         ----        ----              ----         ----
Revenues:
   License                                79%          72%               78%          74%
   Service and other                      21           28                22           26
                                        ----         ----              ----         ----
Total revenue                            100          100               100          100

Costs and expenses:
   Sales and marketing                    57           60                59           63
   Research and development               27           35                29           35
   Research and development -
      Altra Broadband                      3           --                 2           --

   General and administrative              9           11                 9           11
   Amortization                            6            8                 7            9
                                        ----         ----              ----         ----
Total costs and expenses                 102          114               106          118
                                        ----         ----              ----         ----
Income (loss) from operations             (2)         (14)               (6)         (18)
Other income                               5            5                 5            6
                                        ----         ----              ----         ----
Income (loss) before income taxes          3           (9)               (1)         (12)
Income taxes                              (1)           2                 1            2
                                        ----         ----              ----         ----
Net income (loss)                          2%          (7)%              (0)%        (10)%
                                        ====         ====              ====         ====

Comparison of the Three and Six Months Ended October 31, 2000 and 1999

Revenue. Total revenue in the three-month period ended October 31, 2000 increased 31% to $9.7 million from $7.4 million in the comparable period of the preceding fiscal year. Total revenue in the six-month period ended October 31, 2000 increased 28% to $18.4 million from $14.3 million in the comparable period of the preceding fiscal year. License revenue during the three-month period ended October 31, 2000 increased 44% to $7.7 million from $5.3 million during the comparable period in the prior fiscal year. The increase is primarily attributable to strong demand from Asia and North American customers. Service and other revenue of $2.0 million and $4.0 million for the three and six months ended October 31, 2000, was comparable to the same period in the prior fiscal year.

International revenue accounted for 51% and 46% of the Company's total product revenue in the three-month period ended October 31, 2000 and 1999, respectively. International revenue accounted for 53% and 48% of the Company's total product revenue in the six-month period ended October 31, 2000 and 1999, respectively.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 24% to $5.5 million in the three-month period ended October 31, 2000, as compared to $4.5 million in the same period in the previous fiscal year. Sales and marketing expenses increased by 19% to $10.8 million in the six-month period ended October 31, 2000, as compared to $9.1 million in the same period in the previous fiscal year. The increase is attributable to an increase in the Company's sales levels, in addition to increased marketing efforts such as advertising in trade publications and participation in industry trade shows. Sales and marketing expenses represented 57% and 60% of total revenue in the three-month period ended October 31, 2000 and 1999, respectively. Sales and marketing expenses represented 59% and 63% of total revenue in the six-month period ended October 31, 2000 and 1999, respectively. Ansoft expects that sales and marketing expenses will decrease as a percentage of revenue although increase in absolute dollars in future periods

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses for the three-month period ended October 31, 2000 increased 3% to $2.6 million, as compared to $2.5 million for the same period in the previous fiscal year. Research and development expenses for the six-month period ended October 31, 2000 increased 6% to $5.2 million, as compared to $4.9 million for the same period in the previous fiscal year. The increase is primarily due to increased software research and development efforts. Research and development expenses represented 27% and 35% of total revenue in the three-month period ended October 31, 2000 and 1999, respectively. Research and development expenses represented 29% and 35% of total revenue in the six-month period ended October 31, 2000 and 1999, respectively. Ansoft anticipates that research and development expenses will increase in absolute dollars in future periods as Altra increases its efforts to develop critical intellectual property and products for broadband wireless and optical communications.

General and administrative expenses. General and administrative expenses for the three-month period ended October 31, 2000 increased 7% to $859,000, as compared to $806,000 for the same period in the previous fiscal year. General and administrative expenses for the six-month period ended October 31, 2000 increased 4% to $1.7 million. The increase is due to additional costs required to support the increase in operations. General and administrative expenses represented 9% and 11% of total revenue in the three-month period ended October 31, 2000 and 1999, respectively. General and administrative expenses represented 9% and 11% of total revenue in the six-month period ended October 31, 2000 and 1999, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

Amortization expense. Amortization expense for the three-month period ended October 31, 2000 was $616,000, comparable to the same period in the previous fiscal year. Amortization expense for the six-month period ended October 31, 2000 was $1.2 million, comparable to the same period in the previous fiscal year.

Other income. Other income for the three-month period ended October 31, 2000 was $455,000, an increase from the $401,000 reported for the same period in the previous fiscal year. Other income for the six-month period ended October 31, 2000 was $889,000, an increase from the $791,000 reported for the same period in the previous fiscal year. The increase is due to the increased net investment balance.

Income taxes. In the three-month period ended October 31, 2000, the Company recorded a tax expense of $67,000. In the six-month period ended October 31, 2000, the Company recorded a tax benefit of $35,000. Ansoft's net deferred tax asset of $3.2 million as of October 31, 2000, consists primarily of the benefit of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2019. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Liquidity and Capital Resources

As of October 31, 2000, Ansoft had $4.8 million in cash and cash equivalents and working capital of $19.3 million. Net cash provided by (used in ) operating activities was $3.0 million and ($15,000) in the six months ended October 31, 2000 and 1999, respectively. Net cash used in investing activities was $1.4 million and $1.9 million in the six months ended October 31, 2000 and 1999, respectively. Net cash provided by financing activities was $497,000 and $2.1 million in the six months ended October 31, 2000 and 1999, respectively.

Ansoft has available a $10.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit is secured by the marketable securities held with the institution. As of October 31, 2000, $9.1 million was the outstanding balance on the line of credit and the weighted average interest rate was 4.61%. Ansoft believes that the available funds together with cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.


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


                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on September 9, 2000 at which the actions below were taken:

1. The stockholders elected the following five directors to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

                                    Shares in        Shares
     Name                             Favor          Against
     ----                             -----          -------

     Zoltan J. Cendes, Ph.D.       10,234,429        455,442
     Nicholas Csendes              10,234,429        455,442
     Thomas A.N. Miller            10,234,629        455,242
     Ulrich L. Rohde, Ph.D.        10,234,629        455,242
     John N. Whelihan              10,234,629        455,242
     Jacob K. White, Ph.D.         10,234,449        455,422

2. Stockholders approved an amendment to the Company's 1995 Stock Option Plan to increase the total number of shares of Common Stock reserved for issuance to 3,500,000 shares as follows: 7,672,334 shares were voted in favor, 953,125 shares were voted in opposition, and 31,442 votes abstained.

3. The appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending April 30, 2001 was ratified as follows: 10,671,352 shares were voted in favor, 2,000 shares were voted in opposition, and 16,519 votes abstained.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed below and are incorporated herein by reference:

    Exhibit No.
       27.1       Financial Data Schedule.

(b) No reports on Form 8-K during the period from May 1, 2000 to October 31,
    2000.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 11, 2000

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