Form 10-Q
period 2001-01-31
ANSOFT CORP
filed 2001-03-16
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended January 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of the registrant's Common Stock outstanding as of the close of business on March 9, 2001 was 11,938,917.

                               ANSOFT CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                                                          Page
                                                                                                          ----

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets - January 31, 2001 (unaudited) and April
         30, 2000                                                                                          1
         Consolidated Statements of Operations (unaudited) - Three
          and nine months ended January 31, 2001 and 2000                                                  2
         Consolidated Statements of Cash Flows (unaudited) - Nine months ended
          January 31, 2001 and 2000                                                                        3
         Notes to the Consolidated Financial Statements                                                    4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             5


Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                 11

Signatures                                                                                                12

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                               ANSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                           (unaudited)
                                                           January 31,         April 30,
                                                              2001               2000
                                                          -------------       -----------
Assets
Current assets
    Cash and cash equivalents                               $  6,888           $  2,594
    Marketable securities                                     19,513             17,722
    Accounts receivable                                        8,397             10,550
    Deferred income taxes                                        312                312
    Prepaid expenses and other assets                            927                941
                                                            --------           --------
Total current assets                                          36,037             32,119

Equipment and furniture                                        4,940              4,989
Marketable securities                                          3,854              3,920
Other assets                                                     329                310
Deferred taxes - non current                                   2,624              2,886
Intangible assets                                              7,546              9,386
                                                            --------           --------
Total assets                                                $ 55,330           $ 53,610
                                                            ========           ========


Liabilities and stockholders' equity
Current liabilities
    Line of credit                                          $  8,911           $  9,194
    Accounts payable and accrued expenses                      1,225              1,383
    Deferred revenue                                           4,072              3,883
                                                            --------           --------
Total current liabilities                                     14,208             14,460

Other liabilities                                                 71                103
                                                            --------           --------

 Total liabilities                                            14,279             14,563

 Stockholders' equity
     Preferred stock                                              --                 --
     Common stock                                                119                117
     Additional paid-in capital                               52,600             51,956
     Treasury stock                                           (1,803)            (1,131)
     Other accumulated comprehensive income (loss)            (2,082)            (3,487)
     Accumulated deficit                                      (7,783)            (8,408)
                                                            --------           --------
 Total stockholders' equity                                   41,051             39,047

 Total liabilities and stockholders' equity                 $ 55,330           $ 53,610
                                                            ========           ========

See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)



                                                     Three months ended January 31,       Nine months ended January 31,
                                                         2001              2000              2001               2000
                                                         ----              ----              ----               ----
Revenue
    License                                           $  8,306          $  6,481           $ 22,705           $ 17,114
    Service and other                                    2,816             1,911              6,787              5,575
                                                      --------          --------           --------           --------
Total revenue                                           11,122             8,392             29,492             22,689

Costs and expenses
    Sales and marketing                                  5,539             4,830             16,313             13,890
    Research and development                             2,658             2,591              7,896              7,514
    Research and development
      -- Altra Broadband                                   481                --                922                 --
    General and administrative                             872               826              2,554              2,439
    Amortization                                           599               615              1,840              1,853
                                                      --------          --------           --------           --------
Total costs and expenses                                10,149             8,862             29,525             25,696
                                                      --------          --------           --------           --------
Income (loss) from operations                              973              (470)               (33)            (3,007)
Other income, net                                           37               428                926              1,219
                                                      --------          --------           --------           --------
Income (loss) before income taxes                        1,010               (42)               893             (1,788)
Income tax expense (benefit)                               303                (8)               268               (363)
                                                      --------          --------           --------           --------
Net income (loss)                                     $    707          $    (34)          $    625           $ (1,425)
                                                      ========          ========           ========           ========
Net income (loss) per share
    Basic                                             $   0.06          $  (0.00)          $   0.05           $  (0.12)
                                                      ========          ========           ========           ========
    Diluted                                           $   0.06          $  (0.00)          $   0.05           $  (0.12)
                                                      ========          ========           ========           ========
Weighted average shares used in calculation
    Basic                                               11,698            11,494             11,662             11,404
                                                      ========          ========           ========           ========
    Diluted                                             12,648            11,494             12,965             11,404
                                                      ========          ========           ========           ========



See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                           Nine months ended January 31,
                                                              2001               2000
                                                              ----               ----

Cash flows from operating activities
Net income (loss)                                            $   625           $(1,425)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities
  Depreciation                                                 1,153               690
  Amortization                                                 1,840             1,853
  Deferred taxes                                                 262              (363)
Changes in assets and liabilities
  Accounts receivable                                          2,153               158
  Prepaid expenses and other assets                               14              (157)
  Other assets and liabilities                                   (51)              (22)
  Accounts payable and accrued expenses                         (158)             (502)
  Deferred revenue                                               189               205
                                                             -------           -------
Net cash provided by operating activities                      6,027               437
                                                             -------           -------
Cash flows from investing activities
Purchases of plant and equipment                              (1,101)             (861)
Investment in acquired businesses                                 --              (561)
Purchases of marketable securities                              (552)           (1,383)
                                                             -------           -------
Net cash used in investing activities                         (1,653)           (2,805)
                                                             -------           -------
Cash flows from financing activities
Proceeds from line of credit, net                               (283)            2,146
Purchase of treasury stock                                      (672)             (162)
Proceeds from the issuance of common stock, net                  646               152
                                                             -------           -------
Net cash provided by (used in) financing activities             (309)            2,136
Effect of exchange rate                                          229              (322)
                                                             -------           -------
Net increase (decrease) in cash and cash
equivalents                                                    4,294              (554)
Cash and cash equivalents at beginning of period               2,594             2,489
Cash and cash equivalents at end of period                   $ 6,888           $ 1,935
                                                             =======           =======
Supplemental disclosures of cash flow information
Cash paid for interest                                       $   361           $   301
                                                             =======           =======
Cash paid for income taxes                                   $   104           $     6
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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based on management's evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from those estimates.

(2)  Comprehensive income (loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income
(loss) follows:

                                                   Nine Months Ended January 31,
                                                        2001           2000
                                                        ----           ----
Net income (loss)                                      $   625        $(1,425)
Unrealized gain (loss) on marketable securities          1,169         (1,991)
Foreign currency translation adjustments                   236           (324)
                                                       -------        -------
Comprehensive income (loss)                            $ 2,030        $(3,740)
                                                       =======        =======


(3) Net income (loss) per share

"Basic net income (loss) per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted net income
(loss) per share" is calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented:


                                             Income                          Per share
                                             (loss)           Shares          amount
                                             ------           ------          ------

Three months ended January 31, 2001
Basic net income per share ........          $  707           11,698          $ 0.06
Effect of dilutive securities:
   Stock options ..................              --              950           (0.00)
                                             ------           ------          ------
Diluted net income per share ......          $  707           12,648          $ 0.06
                                             ======           ======          ======

Three months ended January 31, 2000
Basic net loss per share ..........          $  (34)          11,494          $(0.00)
Effect of dilutive securities:
   Stock options ..................              --               --              --
                                             ------           ------          ------
Diluted net loss per share ........         $  (34)          11,494          $(0.00)
                                             ======           ======          ======

                                             Income                           Per share
                                             (loss)             Shares          amount
                                             ------             ------          ------
Nine months ended January 31, 2001
Basic net income per share ........          $   625            11,662          $ 0.05
Effect of dilutive securities:
   Stock options ..................               --             1,303           (0.00)
                                             -------           -------          ------
Diluted net income per share ......          $   625            12,965          $ 0.05
                                             =======           =======          ======

Nine months ended January 31, 2000
Basic net loss per share ..........          $(1,425)           11,404          $(0.12)
Effect of dilutive securities:
   Stock options ..................               --                --              --
                                             -------           -------          ------
Diluted net loss per share ........          $(1,425)           11,404          $(0.12)
                                             =======           =======          ======



(4) Altra Broadband, Inc.

On July 17, 2000, Ansoft announced its formation of a new subsidiary named Altra Broadband, Inc. ("Altra Broadband") to pursue the development of critical intellectual property and products for broadband wireless and optical communications. The financial statements and financial information in this Quarterly Report on Form 10-Q include the results of Altra Broadband. The full impact of Altra Broadband on Ansoft's business, operating results, and financial condition cannot be predicted at this time. However, certain incremental expenses, primarily in research and development, are expected to be incurred in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the "Risk Factors" section included in Ansoft's report on Form 10-K for the fiscal year ended April 30, 2000.

Overview

Ansoft Corporation ("Ansoft" or the "Company") is a leading developer of electronic design automation ("EDA") software used in high technology products and industries. Ansoft's software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking equipment, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, eliminate physical prototypes, and to reduce time-to-market.

License revenue consists principally of revenue from the licensing of Ansoft's software and is recognized when the software has been shipped and there are no significant remaining obligations. Service revenue consists of maintenance fees for providing system updates, user documentation and technical support for software products, and is recognized ratably over the term of the maintenance agreement. Other revenue consists primarily of revenue earned on development contracts with government-sponsored entities. Revenue under these arrangements is recognized as the service is performed.

Effective December 23, 1999, Ansoft completed the acquisition of Pacific Numerix ("PNC"). The cost of this acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The acquisition was accounted for as a purchase, and PNC's financial results have been included in the accompanying consolidated financial statements since the date of acquisition.

On July 17, 2000, Ansoft announced its formation of Altra Broadband to pursue the development of critical intellectual property and products for broadband wireless and optical communications. The financial statements and financial information in this Quarterly Report on Form 10-Q include the results of Altra Broadband. The full impact of Altra Broadband on Ansoft's business, operating results, and financial condition cannot be predicted at this time. However, certain incremental expenses, primarily in research and development, are expected to be incurred in future periods.

Results of Operations

The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:

                                       Three months ended January 31,     Nine months ended January 31,
                                           2001            2000                2001           2000
                                         --------       ----------           --------       -------
Revenues:
   License                                   75%            77%                 77%             75%
   Service and other                         25             23                  23              25
                                           ----           ----                ----            ----
Total revenue                               100            100                 100             100

Costs and expenses:
   Sales and marketing                       50             57                  55              61
   Research and development                  24             31                  27              33
   Research and development -
      Altra Broadband                         4             --                   3              --
   General and administrative                 8             10                   9              11
   Amortization                               5              7                   6               8
                                           ----           ----                ----            ----
Total costs and expenses                     91            105                 100             113
                                           ----           ----                ----            ----
Income (loss) from operations                 9             (5)                 (0)            (13)
Other income                                 --              5                   3               5
                                           ----           ----                ----            ----
Income (loss) before income taxes             9             (0)                  3              (8)
Income tax expense (benefit)                  3             (0)                  1              (2)
                                           ----           ----                ----            ----
Net income (loss)                             6%            (0)%                 2%             (6)%
                                           ====           ====                ====            ====



Comparison of the Three and Nine Months Ended January 31, 2001 and 2000

Revenue. Total revenue in the three-month period ended January 31, 2001 increased 33% to $11.1 million from $8.4 million in the comparable period of the preceding fiscal year. Total revenue in the nine-month period ended January 31, 2001 increased 30% to $29.5 million from $22.7 million in the comparable period of the preceding fiscal year. License revenue during the three-month period ended January 31, 2001 increased 28% to $8.3 million from $6.5 million during the comparable period in the prior fiscal year. The increase is primarily attributable to strong demand from Asia and European customers. Service and other revenue of $2.8 million and $6.8 million for the three and nine months ended January 31, 2001, increased from the prior fiscal year primarily due to the increased installed customer base.

International revenue accounted for 56% and 43% of the Company's total product revenue in the three-month period ended January 31, 2001 and 2000, respectively. International revenue accounted for 53% and 46% of the Company's total product revenue in the nine-month period ended January 31, 2001 and 2000, respectively.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 15% to $5.5 million in the three-month period ended January 31, 2001, as compared to $4.8 million in the same period in the previous fiscal year. Sales and marketing expenses increased by 17% to $16.3 million in the nine-month period ended January 31, 2001, as compared to $13.9 million in the same period in the previous fiscal year. The increase is attributable to an increase in the Company's sales levels, in addition to increased marketing efforts such as advertising in trade publications and participation in industry trade shows. Sales and marketing expenses represented 50% and 57% of total revenue in the three-month period ended January 31, 2001 and 2000, respectively. Sales and marketing expenses represented 55% and 61% of total revenue in the nine-month period ended January 31, 2001 and 2000, respectively. Ansoft expects that sales and marketing expenses will increase in absolute dollars in future periods.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses for the three-month period ended January 31, 2001 increased 21% to $3.1 million, as compared to $2.6 million for the same period in the previous fiscal year. Research and development expenses for the nine-month period ended January 31, 2001 increased 17% to $8.8 million, as compared to $7.5 million for the same period in the previous fiscal year. The increase is primarily due to increased research and development efforts of Altra Broadband. Research and development expenses represented 28% and 31% of total revenue in the three-month period ended January 31, 2001 and 2000, respectively. Research and development expenses represented 30% and 33% of total revenue in the nine-month period ended January 31, 2001 and 2000, respectively. Ansoft anticipates that research and development expenses will increase in absolute dollars in future periods as Altra Broadband increases its efforts to develop critical intellectual property and products for broadband wireless and optical communications.

General and administrative expenses. General and administrative expenses for the three-month period ended January 31, 2001 increased 6% to $872,000, as compared to $826,000 for the same period in the previous fiscal year. General and administrative expenses for the nine-month period ended January 31, 2001 increased 5% to $2.6 million. The increase is due to additional costs required to support the increase in operations. General and administrative expenses represented 8% and 10% of total revenue in the three-month period ended January 31, 2001 and 2000, respectively. General and administrative expenses represented 9% and 11% of total revenue in the nine-month period ended January 31, 2001 and 2000, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

Amortization expense. Amortization expense for the three-month period ended January 31, 2001 was $599,000, which was comparable to the same period in the previous fiscal year. Amortization expense for the nine-month period ended January 31, 2001 was $1.8 million, which was comparable to the same period in the previous fiscal year.

Other income. Other income for the three-month period ended January 31, 2001 was $37,000, as compared to $428,000 reported for the same period in the previous fiscal year. Other income for the nine-month period ended January 31, 2001 was $926,000, compared to $1.2 million reported for the same period in the previous fiscal year. The decrease is due to a realized loss on a marketable security.

Income taxes. In the three-month period ended January 31, 2001, the Company recorded tax expense of $303,000. In the nine-month period ended January 31, 2001, the Company recorded tax expense of $268,000. Ansoft's net deferred tax asset of $2.9 million as of January 31, 2001, consists primarily of the benefit of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2019. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Liquidity and Capital Resources

As of January 31, 2001, Ansoft had $6.9 million in cash and cash equivalents and working capital of $21.8 million. Net cash provided by operating activities was $6.0 million and $437,000 in the nine months ended January 31, 2001 and 2000, respectively. Net cash used in investing activities was $1.7 million and $2.8 million in the nine months ended January 31, 2001 and 2000, respectively. Net cash (used in) provided by financing activities was ($309,000) and $2.1 million in the nine months ended January 31, 2001 and 2000, respectively.

Ansoft has available a $10.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit is secured by the marketable securities held with the institution. As of January 31, 2001, $8.9 million was the outstanding balance on the line of credit and the weighted average interest rate was 4.69%. Ansoft believes that the available funds together with cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and debt obligations. The Company attempts to mitigate its risk by diversifying its investments among various securities and limits the amount of credit exposure to any one issuer.

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

Our Stock Price Is Extremely Volatile.

The trading price of our common stock has fluctuated significantly in the past, and the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to such factors as:

--       Actual or anticipated fluctuations in our operating results;

-- Announcements of technological innovations and new products by us or our competitors;

-- New contractual relationships with strategic partners by us or our competitors;

--       Proposed acquisitions by us or our competitors; and

-- Financial results that fail to meet public market analyst expectations of performance.

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

We Depend On International Sales for a Significant Percentage Of Our Revenue.

International revenue, principally from Asian customers, accounted for approximately 48% and 52% of our total revenue in the years ended April 30, 2000 and 1999, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

--       The impact of recessionary environments in foreign economies;

-- Longer receivables collection periods and greater difficulty in accounts receivable collection;

--       Difficulties in staffing and managing foreign operations;

--       Political and economic instability;

--       Unexpected changes in regulatory requirements;

--       Reduced protection of intellectual property rights in some countries;
         and

--       Tariffs and other trade barriers.

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

We Need To Successfully Manage Our Expanding Operations.

Ansoft has experienced rapid growth in recent years which has placed and could continue to place a significant strain on its managerial and other resources. Revenues have grown from $6.2 million in fiscal 1995 to $33.5 million in fiscal year 2000, and the number of employees has grown from 69 in April 1996 to 250 as of March 15, 2001. Ansoft's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft's business, financial condition and results of operations.

We Depend On The Growth Of The Communications Semiconductor And Electronics Industries.

Ansoft is dependent upon the communications and semiconductor industry and, more generally, the electronics industry. These industries are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Several semiconductor and electronics companies have recently announced earnings shortfalls, and the outlook for the electronics industry, and the U.S. economy as a whole, is uncertain. A significant economic downturn for the electronics industry could result in decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. Any significant downturn could be especially severe on Ansoft. Because acquisitions of new licenses from Ansoft are largely dependent upon the commencement of new design projects, any slowdown in these industries could seriously harm Ansoft's business, financial condition and results of operations.

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



                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are required to be filed as part of this Quarterly Report on Form 10-Q.


(b) No reports on Form 8-K during the period from November 1, 2000 to January 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 16, 2001

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