Form 10-K405
period 2001-04-30
ANSOFT CORP
filed 2001-08-13
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
                                 ANNUAL REPORT

(Mark one)

  [x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] for the fiscal year ended April 30, 2001 or

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required] for the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 7, 2001, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's common stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $108,247,699.

The number of shares of the registrant's common stock outstanding as of the close of business on August 7, 2001 was 12,090,182.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of Ansoft Corporation (the "Company") to be furnished in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

Item of Form 10-K                                                                                 Page
-----------------                                                                                 ----
Part I
         1.       Business                                                                          2
         2.       Properties                                                                        9
         3.       Legal Proceedings                                                                 9
         4.       Submission of Matters to a Vote of Security Holders                               9
         4.(a)    Executive Officers of the Registrant                                              9

Part II
         5.       Market for Registrant's Common Equity and Related Stockholders Matters           10
         6.       Selected Condensed Consolidated Financial Data                                   11
         7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        12
         7.(a)    Quantitative and Qualitative Disclosure about Market Risk                        15
         8.       Financial Statements and Financial Statement Schedule                            17

Part III

Part III information will appear in Item 4(a) of Part I of Form 10-K and in the Registrant's Proxy
Statement in connection with its Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission and such information is incorporated herein by this reference as of the date of such filing.

Part IV
         14.      Exhibits and Financial Statement Schedules                                       31

Signatures                                                                                         32

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

THE ANSOFT SOLUTION

Our software products allow design engineers to model component level and system level electromagnetic interaction which we believe is crucial to the effective design of electronic systems and components. Our products apply electromagnetic principles, derived from Maxwell's Equations, to more accurately model electromagnetic interaction. By using Ansoft software products to analyze electromagnetic interaction, we believe that end users of our products are able to reduce the time-to-market for their products, lower the risks of design failure and eliminate costly and time-consuming product redesign. Ansoft's software products may be used as an independent design platform or integrated with complementary EDA tools within a customer's existing design environment. Our research and development team has broad expertise in electromagnetic simulation, electrical engineering, applied mathematics and software development, enabling Ansoft to continue to advance its electromagnetics-based EDA software.

ANSOFT STRATEGY

Ansoft's objective is to become a leading worldwide supplier of EDA software. Using our proprietary electromagnetic technology as a primary competitive advantage, we pursue our objectives through the following strategies: leveraging our technology leadership to solve emerging electromagnetic design issues in high performance electrical devices and systems; capitalizing on the growing need for electromagnetic analysis in increasingly compact and complex electronic and electromechanical components and systems operating at higher speeds; and expanding our broad range of product applications to address emerging customer design requirements.

PRODUCTS

Our high-frequency software enables users to design RF ICs, antenna and radar systems and microwave components. Our signal integrity software enables users to design computer interconnects, IC packaging structures and electronic systems by accurately capturing the degradation in signal quality due to higher clock speeds and smaller physical dimensions. Our low frequency software products enable designers of electromechanical components and systems to optimize the electrical performance of their designs while increasing manufacturing yields.

We currently provide several products that address our customers' component and system level design needs. Since different customers encounter different combinations of challenges in their designs, we often provide integrated bundles of our various products and their options in an attempt to address their needs. These bundles are sold to customers in different configurations and at different price points, depending on a customer's needs. Although customers frequently purchase these bundles, we have organized the products below by their market application.


Ansoft High Frequency Software

     HFSS is a 3D structure electromagnetic field simulator for high frequency, RF and wireless design needs. Ansoft HFSS brings the power of the finite element method (FEM) to the engineer's desktop by leveraging advanced techniques such as automatic adaptive mesh generation and refinement, tangential vector finite elements, and Adaptive Lanczos Pade Sweep (ALPS). HFSS automatically computes multiple adaptive solutions until a user-defined convergence criterion is met.

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

     AnsoftLinks links your designs directly to our computational analysis tools. This capability is available for either HP EEsof Series IV, Cadence Allegro, or Xynetix Encore BGA technologies. HP EEsof Series IV high-frequency circuit designs can be directly translated into Ansoft's design environment. Designs are automatically converted into Serenade projects using IFF files and a specialized neutral format. Linear and nonlinear translations are fully supported.

Ansoft's Signal Integrity Software

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

     Turbo Package Analyzer (TPA) allows engineers to determine performance and compatibility before a design is committed to fabrication. TPA fully characterizes an entire package structure with minimal preparation of the design artwork. TPA automatically produces accurate, frequency-dependent RLCG (resistance, inductance, capacitance, and conductance) values for any lead or any coupled group of leads. The RLCG outputs can be in matrix format or in SPICE sub-circuit format.

     PCB/MCM Signal Integrity. The automated 3-D modelling capability of PCB/MCM Signal Integrity allows parasitic extraction and signal integrity analysis of PCBs and MCMs with non-ideal ground planes. The program never forces the use of an "ideal ground" representation of an actual ground structure.

     PCB Mechanical. This suite of tools incorporates Thermal, Fatigue, Hybrid Thermal. Our PCB Mechanical tools help engineers and PCB designers find fast and accurate 3D solutions to design problems including component overheating, component placement, board and component heatsink selection, component package selection, and material selection.

Ansoft's Low Frequency Software

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

     Maxwell 2DFS is a 2D structure electromagnetic field simulator. Maxwell 2DFS is a comprehensive, easy-to-use software tool for design problems requiring an accurate, two-dimensional representation of the electric or magnetic field behavior. Maxwell 2DFS quickly obtains critical device parameters such as force, torque, induction and saturation effects from the physical design information. The integrated parametric analysis module automatically evaluates change in geometry, material and electrical parameters allowing all design options to be thoroughly explored within a single simulation.

     SIMPLORER is a sophisticated multi domain simulation package for the design of complex power electronic and drive systems. SIMPLORER is based on a unique simulator coupling technology and provides exceptional simulation speed combined with high accuracy and numerical stability. The intuitive graphical user interface allows a fast and easy model generation using three modeling languages - electrical circuits, block diagrams and state machines. All description languages can be used simultaneously. Models are developed using a powerful schematic capture program. Simulation results may be displayed with oscilloscopes or digital displays using SIMPLORER's unique Active Elements Technology. Animated symbols help visualizing system states during the simulation.

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

     Maxwell Designer Series. This suite of tools includes PEmag, a 2D power electronics parameter simulator; RMxprt, a specialized tool for the analysis and design of rotating electric machines; and EMpulse, a time-domain analysis software package that solves the coupled nonlinear electromagnetic field, circuit, and motion problem using a time-step finite element approach.

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

We continually seek to design and develop new technologies, products and interfaces based on our core electromagnetic expertise. This effort includes releasing improved versions of our products on a regular basis as well as developing new products. Ansoft assigns an interdisciplinary team of personnel from research and development, software development, documentation, quality assurance, customer support and marketing to each product development project. Ansoft develops cooperative relationships with major customers with respect to beta-testing its new products or enhancements and implementing suggestions for new product features. The Company also maintains cooperative relationships with the major hardware vendors on which the Company's products operate. The Company believes that its team approach and cooperative relationships allow it to design products that respond on a timely basis to emerging trends in computing, graphics and networking technologies.

As of April 30, 2001, the Company's research and development group consisted of 111 employees. The Company seeks to hire experts in the fields of electromagnetic engineering, high-speed circuit simulation, broadband communication, applied mathematics and software development. During fiscal 2001, 2000 and 1999, total research and development expenses were $12.7 million, $10.2 million and $8.4 million, respectively.

On July 17, 2000, Ansoft announced its formation of Altra Broadband to pursue the development of critical intellectual property and products for broadband wireless and optical communications. During fiscal 2001, research and development expenses for Altra Broadband were $1.7 million.


SALES AND MARKETING

Ansoft markets and sells its products worldwide through its direct sales force. The Company hires application engineers with significant industry experience who can analyze the needs of its customers and gain technical insight into the development of future products and enhancements to existing products. The Company's application engineers work with the direct sales force to provide on-site support during critical stages of the user's benchmark, evaluation and implementation processes. The Company generates sales leads through customer referrals, advertising in trade publications and on the World Wide Web. In addition, the Company participates in industry trade shows and organizes seminars to promote and expand the adoption of its products.

In North America, the Company maintains sales and support offices in Arizona, California, Florida, Illinois, Massachusetts, Michigan, New Jersey, Ohio, Texas, Wisconsin, and Pennsylvania. In Asia-Pacific, the Company maintains direct sales and support offices in Japan, Korea, Singapore, Taiwan, and China. In Europe, the Company maintains sales and support offices in England, Germany, France, Italy and Sweden. As of April 30, 2001, the Company had a direct sales force of 41 representatives, supported by 107 employees in application engineering, marketing and sales administration.

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

 COMMUNICATIONS            SEMICONDUCTOR            AUTOMOTIVE/INDUSTRIAL
 --------------            -------------            ---------------------
 Motorola                  Intel                    ABB
 Ericsson                  Anam Semiconductor       Daimler Chrysler
 Andrew Corporation        Applied Materials        Cutler Hammer
 GEC-Marconi               Amkor Electronics        Delphi Packard
 Hughes                    Broadcom                 Dupont
 Italtel                   Cisco                    Eaton
 Lucent Technologies       LG                       Ford Motor
 Metawave Communications   Molex                    General Motors
 Celwave                   Rambus                   Honda
 Qualcomm                  Teradyne                 Hyundai
 Rockwell                  Texas Instruments        Nissan
 Siemens                   Triquint Semiconductor   Robert Bosch
 EMS                       Vitesse Semiconductor    Wolff Controls
 Nortel
 ST Microelectronics



 COMPUTER                  CONSUMER ELECTRONICS     DEFENSE/AEROSPACE
 --------                  --------------------     -----------------
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


CUSTOMER SERVICE AND SUPPORT

Ansoft offers customers annual one-year maintenance contracts that may be purchased for 12% of the list price of the respective software product. Customer support services include on-line and telephone support for design engineers and on-site and in-house training on all products. Customers with maintenance agreements receive product enhancement releases without additional charge. Product upgrades that add significant new functionality are provided for an additional fee.

We offer a variety of training programs for customers ranging from introductory level courses to advanced training for an additional fee.

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

PROPRIETARY RIGHTS

Ansoft is heavily dependent on its proprietary software technology. The Company relies on a combination of non-competition and confidentiality agreements with its employees, license agreements, copyrights, trademarks and trade secret laws to establish and protect proprietary rights to its technology. Ansoft does not hold any patents. All Ansoft software is shipped with a security lock which limits software access to authorized users. In addition, the Company does not license or release its source code. Effective copyright and trade secret protection of the Company's proprietary technology may be unavailable or limited in certain foreign countries.

Compact Software(R), Maxwell(R), Harmonica(R), Ensemble(R), ParICs(R), and Serenade(R), are registered United States trademarks of Ansoft.


EMPLOYEES

As of April 30, 2001, Ansoft had a total of 283 employees, including 111 in research and development, 148 in sales, marketing, and customer support services and 24 in administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. Many of the our employees are highly skilled, and there is no assurance that the Company will be able to attract and retain sufficient technical personnel in the future.

ADDITIONAL RISK FACTORS

Our Future Operating Results Are Uncertain.

Ansoft has incurred net losses in fiscal 2001, 2000, 1999, and 1997. There can be no assurance that Ansoft's revenue and net income will grow or be sustained in future periods or that Ansoft will be profitable in any future period. Future operating results will depend on many factors, including the degree and the rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft's products, the level of product and price competition, the ability of Ansoft to develop and market new products and to control costs, the ability of Ansoft to expand its direct sales force and the ability of Ansoft to attract and retain key personnel.

Our Quarterly Operating Results Are Difficult To Predict.

We are unable to accurately forecast our future revenues primarily because of the emerging nature of the market in which we compete. Our revenues and operating results generally depend on the size, timing and structure of significant licenses. These factors have historically been, and are likely to continue to be, difficult to forecast. In addition, our current and future expense levels are based largely on our operating plans and estimates of future revenues and are, to an extent, fixed. We may be unable to adjust spending sufficiently or quickly enough to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would seriously harm our business, financial condition and results of operations. Such shortfalls in our revenue or operating results from levels expected by public market analysts and investors could seriously harm the trading price of our common stock. Additionally, we may not learn of such revenue shortfalls, earnings shortfalls or other failure to meet market expectations until late in a fiscal quarter, which could result in an even more immediate and serious harm to the trading price of our common stock. Our quarterly operating results have varied, and it is anticipated that our quarterly operating results will vary substantially from period to period depending on various factors, many of which are outside our control. Due to the foregoing factors, we cannot predict with any significant degree of certainty our quarterly revenue and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

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

Businesses We Acquire May Not Perform As Projected.

We have acquired or merged with a number of companies in recent years, including the acquisitions of: SIMEC Corporation, Pacific Numerix Corporation, Compact Software, Inc., the Electronic Business Unit of MacNeal Schwendler Company and Boulder Microwave Technologies, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. The foregoing factors could seriously harm our business, financial condition and results of operations.

We May Lose Competitive Advantages If Our Proprietary Rights Are Inadequately Protected.

Ansoft's success depends, in part, upon its proprietary technology. We rely on a combination of trade secrets, copyrights, trademarks and contractual commitments to protect our proprietary rights in our software products. We generally enter into confidentiality or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, a third party may still copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. It is possible that we may fail to adequately protect our proprietary rights. This would seriously harm Ansoft's business, operating results and financial condition.

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

We Depend On International Sales for a Significant Percentage Of Our Revenue.

International revenue, principally from Asian customers, accounted for approximately 53% and 48% of our total revenue in the years ended April 30, 2001 and 2000, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

We Need To Successfully Manage Our Expanding Operations.

Ansoft has experienced rapid growth in recent years which has placed and could continue to place a significant strain on its managerial and other resources. Revenues have grown from $6.2 million in fiscal 1995 to $43.6 million in fiscal year 2001, and the number of employees has grown from 69 in April 1996 to 283 as of April 30, 2001. Ansoft's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft's business, financial condition and results of operations.

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


ITEM 2. PROPERTIES

Ansoft occupies approximately 28,000 square feet of space at its headquarters in Pittsburgh, Pennsylvania under a lease expiring in 2006. The Company also leases sales and support offices in Arizona, California, Colorado, New Jersey, Wisconsin, Europe and Asia. Our current aggregate annual rental expenses for these facilities is approximately $1.8 million. Ansoft believes that its existing facilities are adequate for its current needs and that suitable additional space will be available when needed.

ITEM 3. LEGAL PROCEEDINGS

Ansoft is not a party to any litigation and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, consolidated operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 4.(A) EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning each of the executive officers of the Company:

               NAME               AGE                TITLE
               ----               ---                -----
     Zoltan J. Cendes, Ph.D.      55    Chief Technology Officer
     Nicholas Csendes.......      57    President, and Chief Executive Officer
     Thomas Miller .........      54    Executive Vice President
     Anthony L. Ryan........      33    Chief Financial Officer

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

Nicholas Csendes is a founder of Ansoft and has served as President, Chief Executive Officer and Secretary since 1992 and a director since 1984. Mr. Csendes was a senior investment officer with Sun Life of Canada, a major international financial institution focusing on the sale of life insurance and retirement products, for over 15 years. Since 1985, Mr. Csendes has been involved with various public and private companies including a publicly-held interactive software company.

Thomas A.N. Miller is a founder of Ansoft and has served as a director since 1984 and served as Chief Financial Officer from 1994 to May 1997. In January 2001, Mr. Miller was appointed Executive Vice President. Since 1985, Mr. Miller has been involved with various public and private companies including a publicly-held interactive software company.

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

                                                         HIGH       LOW
                                                         ----       ---
FISCAL YEAR ENDED APRIL 30, 2002
  1st Quarter .....................................    $19.250    $9.010

FISCAL YEAR ENDED APRIL 30, 2001
  1st Quarter......................................    $16.000    $7.125
  2nd Quarter......................................     16.625     9.000
  3rd Quarter......................................     10.500     5.750
  4th Quarter......................................     11.688     7.500

FISCAL YEAR ENDED APRIL 30, 2000
  1st Quarter......................................    $10.000    $5.625
  2nd Quarter......................................      9.000     5.500
  3rd Quarter......................................      8.125     5.500
  4th Quarter......................................     13.938     6.563



The Company has never paid any cash dividends on its common stock. We currently intend to retain the earnings from operations for use in the operation of its business and do not anticipate paying cash dividends with respect to our common stock in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of the then current conditions, including the Company's earnings and financial condition.

On July 17, 2001, the Company had approximately 361 shareholders of record, of which certain of the recordholders were registered clearing agencies holding common stock on behalf of participants of such clearing agencies.

ITEM 6. SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

The selected condensed consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto appearing elsewhere herein.

                                                     FISCAL YEAR ENDED APRIL 30,
                                          ---------------------------------------------------
                                           2001      2000        1999        1998      1997
                                         --------  --------    --------    --------   -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
DATA
Revenue:
License                                  $29,951   $22,709     $15,705     $17,577    $10,516
Service and other                         13,607    10,782       8,770       8,706      3,672
                                         -------   -------     -------     -------    -------
Total revenue                             43,558    33,491      24,475      26,283     14,188
                                         -------   -------     -------     -------    -------
Costs and expenses:
Sales and marketing                       23,079    19,421      17,061      12,643      7,939
Research and development                  11,044    10,176       8,391       7,299      2,993
Research and development
   - Altra Broadband                       1,667        --          --          --         --
General and administrative                 3,667     3,322       2,937       2,322      1,647
Amortization                               2,430     2,512       1,691       1,495        407
Acquired in process research and
development                                   --        --          --          --      8,754
                                         -------   -------     -------     -------    -------
Total costs and expenses                  41,887    35,431      30,080      23,759     21,740
                                         -------   -------     -------     -------     ------
Income (loss) from operations              1,671    (1,940)     (5,605)      2,524     (7,552)
Other income (expense),  net              (1,608)    1,640       1,587         549        682
                                         -------   -------     -------     -------    -------
Income (loss) before income taxes             63      (300)     (4,018)      3,073     (6,870)
Income tax expense (benefit)                 908       (66)     (1,210)     (1,000)      (420)
                                         -------   --------    -------     -------    -------
Net income (loss)                        $  (845)  $  (234)    $(2,808)    $ 4,073    $(6,450)
                                         =======   =======     =======     =======    =======
Basic net income (loss) per share        $ (0.07)  $ (0.02)    $ (0.25)    $  0.42    $ (0.81)
                                         =======   =======     =======     =======    =======
Diluted net income (loss) per share      $ (0.07)  $ (0.02)    $ (0.25)    $  0.39    $ (0.81)
                                         =======   =======     =======     =======    =======
Weighted average shares outstanding -
basic                                     11,690    11,460      11,310       9,681      7,955
Weighted average shares outstanding -
diluted                                   11,690    11,460      11,310      10,521      7,955


                                                                APRIL 30,
                                          -------------------------------------------------------
                                           2001       2000        1999         1998        1997
                                          -------    -------     -------      -------     -------
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents                 $ 9,412    $ 2,594     $ 2,489      $20,677     $   312
Working capital (deficit)                  11,653      9,131       7,684       27,579      (1,936)
Total assets                               57,973     53,610      52,630       49,180      21,951
Long term debt                              9,000      9,194       7,446          416          --
Total stockholders' equity                 41,595     39,047      40,863       45,520      14,917


Certain amounts previously reported have been reclassified to conform to the current year's reporting format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including those factors identified in "Additional Risk Factors." Results actually achieved may differ materially from expected results included in these statements.

OVERVIEW

Ansoft Corporation ("Ansoft" or the "Company") is a leading developer of high performance electronic design automation ("EDA") software used in high technology products and industries. Ansoft's software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, design optimal product size and materials, eliminate physical prototypes, and to reduce time-to-market.

Effective February 16, 2001, Ansoft completed the acquisition of SIMEC Corporation. Effective July 24, 1996, April 9, 1997, August 8, 1997 and December 23, 1999, Ansoft acquired EBU, Compact, Boulder and Pacific Numerix, respectively. The cost of these acquisitions has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The acquisitions have been accounted for as purchases, and their respective financial results have been included in the accompanying consolidated financial statements since the date of their respective acquisitions.

On July 17, 2000, Ansoft announced its formation of Altra Broadband to pursue the development of critical intellectual property and products for broadband wireless and optical communications. The financial statements and financial information in this Report on Form 10-K include the results of Altra Broadband. The full impact of Altra Broadband on Ansoft's business, operating results, and financial condition cannot be predicted at this time. However, certain incremental expenses, primarily in research and development, are expected to be incurred in future periods.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue of each item in the Company's consolidated statements of operations:

                                                   PERCENTAGE OF REVENUE
                                                -----------------------------
                                                 FISCAL YEAR ENDED APRIL 30,
                                                 2001        2000        1999
                                                -----       -----       -----
Revenue:
  License                                          69%         68%         64%
  Service and other                                31          32          36
                                                -----       -----       -----
    Total revenue                                 100         100         100
                                                -----       -----       -----
Costs and expenses:
  Sales and marketing                              53          58          70
  Research and development                         25          30          34
  Research and development - Altra                  4          --          --
Broadband
  General and administrative                        8          10          12
  Amortization                                      6           8           7
                                             --------    --------    --------
    Total costs and expenses                       96         106         123
                                                -----       -----       -----
Income (loss) from operations                       4          (6)        (23)
Other income (expense), net                        (4)          5           7
                                                -----       -----       -----
Income (loss) before income taxes                   0          (1)        (16)
Income tax expense (benefit)                        2          --          (5)
                                                -----       -----       -----
Net income (loss)                                  (2)%        (1)%       (11)%
                                                =====       =====       =====

YEAR ENDED APRIL 30, 2001 COMPARED WITH YEAR ENDED APRIL 30, 2000

Revenue. Total revenue for the year ended April 30, 2001 increased 30% to $43.6 million from $33.5 million in the previous fiscal year. License revenue increased 32% to $30.0 million from $22.7 million. The increase is primarily attributable to strong demand from Asian and European customers. Service and other revenue increased by 26% due to the continued growth of the installed base of customers under annual maintenance agreements. This increase was partially offset by a reduction in contract revenue due to the completion of certain contracts in the previous year. Excluding contract revenue, service and other revenue increased by 30%.

International revenue accounted for 53% and 48% of the Company's total product revenue in the years ended April 30, 2001 and 2000, respectively. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 19% to $23.1 million in the year ended April 30, 2001, as compared to $19.4 million in the previous fiscal year. The increase is attributable to an increase in the Company's sales force as a result of the acquisitions as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 53% and 58% of total revenue in the years ended April 30, 2001 and 2000, respectively. Ansoft expects that sales and marketing expenses will decrease as a percentage of revenue although increase in absolute dollars in future periods.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses increased by 25% to $12.7 million in the year ended April 30, 2001, as compared to $10.2 million in the previous fiscal year. The increase is primarily due to the research and development efforts of Altra Broadband. Excluding Ansoft's investment in Altra Broadband, research and development expenses increased 9%. Research and development expenses represented 29% (25% excluding Altra Broadband expense) and 30% of total revenue in the years ended April 30, 2001 and 2000, respectively. Ansoft anticipates that research and development expenses will increase in absolute dollars in future periods as Altra Broadband increases its efforts to develop critical intellectual property and products for broadband wireless and optical communications.

General and administrative expenses. General and administrative expenses increased by 11% to $3.7 million in the year ended April 30, 2001, as compared to $3.3 million in the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 8% and 10% of total revenue in the years ended April 30, 2001 and 2000, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

Amortization expense. Amortization expense was $2.4 million in the year ended April 30, 2001, comparable to $2.5 million in the previous fiscal year.

Other income (expense), net. Other income (expense), net consists mainly of realized losses and other than temporary declines in value of our marketable securities, interest income and interest expense. For the year ended April 30, 2001 other income (expense), net was ($1.6 million), as compared to $1.6 million in the previous fiscal year. The decrease is primarily due to realized losses on securities transactions and other than temporary declines in value of certain investments within the investment portfolio. Interest expense decreased from the prior year due to lower borrowing rates.

Income tax expense (benefit). In the years ended April 30, 2001 and 2000, the Company recorded a tax expense (benefit) of $908,000 and ($66,000), respectively. Ansoft's net deferred tax asset of $1.8 million as of April 30, 2001 consists primarily of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2019. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

YEAR ENDED APRIL 30, 2000 COMPARED WITH YEAR ENDED APRIL 30, 1999

Revenue. Total revenue for the year ended April 30, 2000 increased 37% to $33.5 million from $24.5 million in the previous fiscal year. License revenue increased 45% to $22.7 million from $15.7 million. The increase was primarily attributable to strong demand from customers in North America and Asia. Service and other revenue increased by 23% due to the continued growth of the installed base of customers under annual maintenance agreements. This increase was partially offset by a reduction in contract revenue due to the completion of certain contracts in the previous year. Excluding contract revenue, service and other revenue increased by 40%.

International revenue accounted for 48% and 52% of the Company's total product revenue in the years ended April 30, 2000 and 1999, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by 13% to $19.4 million in the year ended April 30, 2000, as compared to $17.1 million in the previous fiscal year. The increase was attributable to an increase in the Company's sales force as a result of the acquisitions as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 58% and 70% of total revenue in the years ended April 30, 2000 and 1999, respectively.

Research and development expenses. Research and development expenses increased by 21% to $10.2 million in the year ended April 30, 2000, as compared to $8.4 million in the previous fiscal year. The increase was due to increased research and development personnel primarily as a result of the acquisitions. Research and development expenses represented 30% and 34% of total revenue in the years ended April 30, 2000 and 1999, respectively.

General and administrative expenses. General and administrative expenses increased by 13% to $3.3 million in the year ended April 30, 2000, as compared to $2.9 million in the previous fiscal year. The increase was due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 10% and 12% of total revenue in the years ended April 30, 2000 and 1999, respectively.

Amortization expense. Amortization expense increased by 49% to $2.5 million in the year ended April 30, 2000, as compared to $1.7 million in the previous fiscal year. The increase was due to the amortization of the additional intangible assets acquired.

Other income (expense), net. Other income (expense), net for the year ended April 30, 2000 was $1.6 million, which was comparable to the previous fiscal year.

Income tax expense (benefit). In the years ended April 30, 2000, and 1999 the Company recorded tax benefits of $66,000 and $1.2 million, respectively, resulting from the partial recognition of deferred tax assets in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."



QUARTERLY RESULTS OF OPERATIONS

The following table presents unaudited quarterly results for each quarter of fiscal 2001 and fiscal 2000. The information has been prepared on a basis consistent with the Company's annual consolidated financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for such periods. The Company's quarterly results have been in the past, and may be in the future, subject to fluctuations due to increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and the size and timing of significant license transactions. The Company believes that results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. The Company's business has been cyclical, with revenues in the first fiscal quarter typically lower than the fourth quarter of the preceding fiscal year.


                                                     FISCAL 2001                                         FISCAL 2000
                                                                            QUARTER ENDED
                                            APRIL 30,  JAN. 31, OCT. 31,  JULY 31,  APRIL 30,   JAN. 31,   OCT. 31,   JULY 31,
                                              2001       2001     2000      2000      2000       2000        1999       1999
                                            --------   -------- --------  --------  ---------   --------   --------   --------
                                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue                                $14,066   $11,122   $ 9,664   $ 8,706    $10,802   $ 8,392    $ 7,386    $ 6,911
Pro forma income (loss) from operations
excluding Altra Broadband and amortization   $ 3,030   $ 2,053   $   649   $    29    $ 1,724   $   145    $  (433)   $  (866)
Income (loss) from operations                $ 1,702   $   973   $  (233)  $  (771)   $ 1,067   $  (470)   $(1,029)   $(1,508)
Pro forma net income (loss) excluding Altra
Broadband and amortization                   $  (525)  $ 1,463   $   773   $   324    $ 1,717   $   458    $   (26)   $  (311)
Net income (loss)                            $(1,471)  $   707   $   155   $  (236)   $ 1,191   $   (34)   $  (498)   $  (893)
Basic net income (loss) per share            $ (0.13)  $  0.06   $  0.01   $ (0.02)   $  0.10   $ (0.00)   $ (0.04)   $ (0.08)
Diluted net income (loss) per share          $ (0.13)  $  0.06   $  0.01   $ (0.02)   $  0.09   $ (0.00)   $ (0.04)   $ (0.08)
Weighted average number of shares
outstanding
    - basic                                   11,709    11,698    11,720    11,645     11,555    11,494     11,410     11,383
    - diluted                                 11,709    12,648    13,206    11,645     12,774    11,494     11,410     11,383

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2001, Ansoft had $9.4 million in cash and cash equivalents and working capital of $11.7 million. Net cash provided by (used in) operating activities was $11.8 million, $2.3 million and $(1.9) million in fiscal 2001, 2000, and 1999, respectively.

Net cash used in investing activities, consisting primarily of investments in acquired businesses in 2001 and purchases of marketable securities in 2000 and 1999, was $5.0 million, $3.9 million, and $19.8 million in fiscal 2001, 2000, and 1999, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $1.7 million, $1.4 million and $2.5 million in fiscal 2001, 2000, and 1999, respectively. Net cash provided by financing activities, consisting primarily of proceeds from the issuance of common stock in 2001, and of proceeds drawn on the line of credit in fiscal 2000 and 1999, were $66,000, $1.9 million and $3.6 million in fiscal 2001, 2000, and 1999, respectively. Funds used for the purchase of treasury stock were $970,000, $162,000 and $4.2 million in fiscal 2001, 2000, and 1999, respectively.

Ansoft has available a $10.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2002, and is secured by the marketable securities held with the institution. As of April 30, 2001, $9.0 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

Acquisitions. On July 24, 1996, the Company acquired the EBU for $5.6 million in cash. On April 9, 1997, the Company acquired all of the outstanding capital stock of Compact for $3.0 million in cash and 1.3 million shares of the Company's common stock. On August 11, 1997, the Company acquired Boulder by the merger of Boulder with and into the Company, in consideration for $743,000 in cash and 108,000 shares of the Company's common stock. Effective December 23, 1999, Ansoft acquired all of the outstanding stock of Pacific Numerix for 485,000 shares and $607,000 in cash. Effective February 16, 2001, Ansoft acquired all of the outstanding stock of SIMEC GmbH for 72,000 shares and $900,000 in cash. The acquisitions were accounted for as purchase business combinations, and the financial results of the acquired entities have been included in the accompanying consolidated financial statements since the respective dates of the acquisitions.

EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's consolidated financial results.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in our fiscal quarter beginning May 1, 2000. The adoption of SAB 101 had no impact to our operating results and financial position.

The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133", as amended by SFAS No. 138). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We adopted SFAS No. 133 in our fiscal quarter beginning May 1, 2000. The adoption of SFAS No. 133 had no impact to our operating results and financial position, since we currently do not invest in derivative instruments or engage in hedging activities.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, among other things, eliminate the pooling of interests method of accounting for future acquisitions and require that goodwill no longer be amortized, but instead be subject to impairment testing at least annually.

SFAS No. 142 must be adopted in fiscal years beginning after December 15, 2001 as of the beginning of the fiscal year. Companies with fiscal years beginning after March 15, 2001 may early adopt provided they have not yet issued their first quarter financial statements.

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre-SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimatable residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized.

The Company's current yearly amortization of intangible assets is approximately $2.4 million. Because of the effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report. In addition, the Company has not yet determined whether it will early adopt SFAS No. 142.

ITEM 7.(A) QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company mitigates its risk by diversifying its investments among securities and limits the amount of credit exposure to any one issuer. The Company does not hedge any interest rate exposures. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The following table presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at April 30, 2001.

                                                                               APRIL 30,
                                            ---------------------------------------------------------------------------------
                                                2002      2003       2004        2005        2006     THEREAFTER    TOTAL
                                                                        (AMOUNTS IN THOUSANDS)
Fixed Rate Debt Securities                        --        --      $ 550          --      $1,050      $2,060       $ 3,660
Average % Rate                                    --        --       6.43%         --        6.78%       6.94%         6.81%

Marketable Equity Securities                  18,765        --         --          --          --          --       $18,765
Average % Yield                                 7.97%       --         --          --          --          --          7.97%

Variable Rate Debt                                --    $9,000         --          --          --          --       $ 9,000
Average % Rate                                    --      5.11%        --          --          --          --          5.11%



Foreign Currency Risk. The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. As of April 30, 2001, the Company had no hedging contracts outstanding. The Company assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

There has not been a change of accountants in the past 24 months nor has any disagreement on any matter of accounting principles or practices been reported on Form 8-K during the same period.

ITEM 8.   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report                                                              18
Consolidated Balance Sheets as of April 30, 2001 and 2000                                 19
Consolidated Statements of Operations for the fiscal years ended April 30, 2001,
   2000 and 1999                                                                          20
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the
   fiscal years ended April 30, 2001, 2000 and 1999                                       21
Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2001,
   2000 and 1999                                                                          22
Notes to Consolidated Financial Statements                                                23
Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts                                        33

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ansoft Corporation:

    We have audited the accompanying consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended April 30, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ansoft Corporation and subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Pittsburgh, Pennsylvania
August 6, 2001

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               April 30,     April 30,
                                                                 2001          2000
                                                               ---------     ---------
Assets
Current assets
Cash and cash equivalents                                       $ 9,412       $ 2,594
Accounts receivable, net of allowance for doubtful accounts
   of $221 and $221, respectively                                 8,209        10,550
Deferred income taxes                                                84           312
Prepaid expenses and other assets                                 1,266           941
                                                                -------       -------
Total current assets                                             18,971        14,397

Equipment and furniture, net                                      5,020         4,989
Marketable securities                                            22,425        21,642
Other assets                                                         73           310
Deferred taxes - non current                                      1,743         2,886
Intangible assets, net                                            9,741         9,386
                                                                -------       -------
Total assets                                                    $57,973       $53,610
                                                                =======       =======

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses                           $ 2,034       $ 1,383
Deferred revenue                                                  5,284         3,883
                                                                -------       -------

Total current liabilities                                         7,318         5,266

Line of credit                                                    9,000         9,194
Other liabilities                                                    60           103
                                                                -------       -------

Total liabilities                                                16,378        14,563

Stockholders' equity
Preferred stock, par value $0.01 per share; 1,000 shares
  authorized,  no shares outstanding                                 --            --
Common stock, par value $0.01 per share; 25,000 shares
  authorized; issued 11,960 and 11,780 shares,
  respectively                                                      119           117
Additional paid-in capital                                       52,684        51,956
Treasury stock, 256 and 202 shares, respectively                 (1,601)       (1,131)
Other accumulated comprehensive income (loss)                      (354)       (3,487)
Accumulated deficit                                              (9,253)       (8,408)
                                                                -------       -------
Total stockholders' equity                                       41,595        39,047

Total liabilities and stockholders' equity                      $57,973       $53,610
                                                                =======       =======

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FISCAL YEAR ENDED APRIL 30,                        2001          2000          1999
---------------------------                       -------       -------       -------
Revenue:
License                                           $29,951       $22,709       $15,705
Service and other                                  13,607        10,782         8,770
                                                  -------       -------       -------
Total revenue                                      43,558        33,491        24,475
                                                  -------       -------       -------
Costs and expenses:
Sales and marketing                                23,079        19,421        17,061
Research and development                           11,044        10,176         8,391
Research and development
   - Altra Broadband                                1,667            --            --
General and administrative                          3,667         3,322         2,937
Amortization                                        2,430         2,512         1,691
                                                  -------       -------       -------
Total costs and expenses                           41,887        35,431        30,080
                                                  -------       -------       -------
Income (loss) from operations                       1,671        (1,940)       (5,605)
Other income (expense)                             (1,108)        2,153         1,693
Interest expense                                     (500)         (513)         (106)
                                                  -------       -------       -------
Income (loss) before income taxes                      63          (300)       (4,018)
Income taxes expense (benefit)                        908           (66)       (1,210)
                                                  -------       -------       -------
Net income (loss)                                 $  (845)      $  (234)      $(2,808)
                                                  =======       =======       =======
Basic net income (loss) per share                 $ (0.07)      $ (0.02)      $ (0.25)
                                                  =======       =======       =======
Diluted net income (loss) per share               $ (0.07)      $ (0.02)      $ (0.25)
                                                  =======       =======       =======
Weighted average shares outstanding - basic        11,690        11,460        11,310
Weighted average shares outstanding - diluted      11,690        11,460        11,310


See accompanying notes to consolidated financial statements.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                         OTHER
                                                                 ADDITIONAL                                           ACCUMULATED
                             COMPREHENSIVE    COMMON STOCK         PAID-IN         TREASURY STOCK      ACCUMULATED   COMPREHENSIVE
                             INCOME (LOSS)   SHARES     AMOUNT     CAPITAL      SHARES       AMOUNT      DEFICIT     INCOME (LOSS)
                             -------------   ------     ------   ----------     ------       ------    -----------   -------------
Balance, April 30, 1998......                11,516      $115      $50,728          --          --       $(5,366)      $    43
Purchase of treasury stock...                    --        --           --        (656)    $(3,728)           --            --
Issuance of common stock.....                   142         1          762         373       2,172            --            --
Net loss.....................   $(2,808)         --        --           --          --          --        (2,808)           --
Foreign currency
  translation................       (23)         --        --           --          --          --            --           (23)
Change in unrealized gain/
  (loss) on marketable
  securities......               (1,033)         --        --           --          --          --            --        (1,033)
                                 ------
Comprehensive income (loss)..   $(3,864)         --        --           --          --          --            --            --
                                =======      ------      ----      -------      ------     -------       -------       --------

Balance, April 30, 1999......                11,658       116       51,490        (283)     (1,556)       (8,174)       (1,013)
Purchase of treasury stock...                    --        --           --         (23)       (162)           --            --
Issuance of common stock.....                   122         1          466         105         587            --            --
Net loss.....................   $  (234)         --        --           --          --          --          (234)           --
Foreign currency
  translation................      (206)         --        --           --          --          --            --          (206)
Change in unrealized gain/
  (loss) on marketable
  securities.................    (2,268)         --        --           --          --          --            --        (2,268)
                                -------
Comprehensive income (loss)..   $(2,708)         --        --           --          --          --            --            --
                                =======      ------      ----      -------      ------     -------       -------       -------

Balance, April 30, 2000......                11,780       117       51,956        (202)     (1,131)       (8,408)       (3,487)
Purchase of treasury stock...                    --        --           --        (126)       (970)           --            --
Issuance of common stock.....                   180         2          728          72         500            --            --
Net loss.....................   $  (845)         --        --           --          --          --          (845)           --
Foreign currency
  translation................        15          --        --           --          --          --            --            15
Change in unrealized gain/
  (loss) on marketable
  securities.................      (465)         --        --           --          --          --            --          (465)
Reclassification adjustment..     3,583          --        --           --          --          --            --         3,583
                                -------
Comprehensive income (loss)..   $ 2,288          --        --           --          --          --            --            --
                                =======      ------      ----      -------      ------        ----       -------       -------

Balance, April 30, 2001......                11,960      $119      $52,684        (256)    $(1,601)      $(9,253)      $  (354)
                                             ======      ====      =======      ======     =======       =======       =======


See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           FISCAL YEAR ENDED APRIL 30,
                                                         2001          2000          1999
                                                       -------       -------       --------
Cash flows from operating activities
  Net income (loss) ..............................     $  (845)      $  (234)      $ (2,808)
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating
   activities
  Depreciation ...................................       1,662         1,090            983
  Amortization ...................................       2,430         2,512          1,691
  Deferred taxes .................................         611           (79)        (1,210)
  Non cash charge on marketable securities .......       3,629            --             --
Changes in assets and liabilities, net of
effect from acquisitions .........................       2,341        (1,905)        (1,181)
  Accounts receivable ............................
  Prepaid expenses and other assets ..............        (325)         (232)          (173)
  Other long-term assets .........................         194           125           (251)
  Accounts payable ...............................        (153)          163           (205)
  Accrued wages and expenses .....................         810           161           (169)
  Deferred revenue ...............................       1,401           655          1,415
                                                       -------       -------       --------
Net cash provided (used) by operating activities..      11,755         2,256         (1,908)
                                                       -------       -------       --------
Cash flows from investing activities
  Purchases of equipment and furniture ...........      (1,693)       (1,416)        (2,549)
  Investment in acquired businesses ..............      (2,025)         (724)          (770)
  Purchases of marketable securities, net ........      (1,291)       (1,716)       (16,521)
                                                       -------       -------       --------
Net cash used by investing activities ............      (5,009)       (3,856)       (19,840)
                                                       -------       -------       --------
Cash flows from financing activities
  Proceeds from (repayments of) line of credit,
    net ..........................................        (194)        1,748          7,446
  Purchase of treasury stock .....................        (970)         (162)        (4,177)
  Proceeds from the issuance of common
    stock, net ...................................       1,230           325            314
                                                       -------       -------       --------
Net cash provided by financing activities ........          66         1,911          3,583
                                                       -------       -------       --------
Net increase (decrease) in cash and cash
  equivalents ....................................       6,812           311        (18,165)
Effect of exchange rate changes on cash ..........           6          (206)           (23)
Cash and cash equivalents at beginning of
 year ............................................       2,594         2,489         20,677
                                                       -------       -------       --------
Cash and cash equivalents at end of year .........     $ 9,412       $ 2,594       $  2,489
                                                       =======       =======       ========
Supplemental disclosures of cash flow
   information
  Cash paid for interest .........................     $   453       $   458       $    106
                                                       =======       =======       ========
  Cash paid for income taxes .....................     $   182       $     6       $     44
                                                       =======       =======       ========
  Equipment and furniture acquired through
    assumption of liability ......................     $    --       $    --       $    203
                                                       =======       =======       ========

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ansoft Corporation ("Ansoft" or the "Company") is a leading developer of electronic design automation ("EDA") software used in high technology products and industries. Ansoft's software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, design optimal product size and materials, eliminate physical prototypes, and to reduce time-to-market.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, from the date of inception or acquisition. All intercompany transactions have been eliminated. Effective February 16, 2001, Ansoft completed the acquisition of SIMEC Corporation. Effective July 24, 1996, April 9, 1997, August 8, 1997 and December 23, 1999, Ansoft acquired EBU, Compact, Boulder and Pacific Numerix, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates.

Cash Equivalents

Cash equivalents include only highly liquid debt instruments purchased with original maturity dates of three months or less.

Marketable Securities

Marketable securities consist of corporate bonds, bond and government agency mutual funds, and equity securities and are classified as available for sale as of April 30, 2001 and 2000. Marketable securities available for sale are recorded at fair market value based on quoted market prices and any unrealized gains or losses are recorded as a separate component of stockholders' equity. Costs of investments sold/held are determined on the average cost method. An impairment charge is recorded if a decline in the market value of any available for sale security below cost is deemed to be other than temporary. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

Equipment and Furniture

Equipment and furniture are stated at cost less accumulated depreciation and amortization. Depreciation for financial reporting purposes is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to seven years. Assets acquired under capital leases and leasehold improvements are amortized over their useful life or the lease term, as appropriate.

Intangible Assets

Intangible assets consist mainly of customer lists, established workforce, and purchased technology which are being amortized on a straight line basis over seven, three and three years, respectively. Purchased technology represents acquired software which has been fully developed, achieved technological feasibility, reached commercial viability, and is generating revenue.

Impairment of Long-Lived Assets

Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment is made based on estimates of future cash flows. If such assets are considered to be impaired, the amount of the impairment is based on the excess of the carrying value over the fair value of the assets. The fair value of the assets is measured using estimated discounted future cash flows. The Company has determined that there has been no impairment to the carrying value of such assets in fiscal 2001, 2000 or 1999.

Revenue Recognition

Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer support.

Software License Revenue. The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 97-2, as amended, requires license revenues to be recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable and collectibility is probable. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products is recognized after shipment of the products and fulfillment of acceptance terms.

Service and Other Revenue. Postcontract customer support ("PCS") for a one year period is bundled with the initial licensing fee and is recognized together with the initial licensing fee on delivery of the software if collectibility of the resulting receivable is probable, enhancements are limited to bug fixes covered by warranty provisions, and the costs of providing these services are expected to be insignificant. Revenue related to all other PCS arrangements is deferred and recognized ratably over the term of the agreement. Revenue from customer training, support and other services is recognized as the service is performed. Other revenue consists primarily of revenue earned on development contracts with government-sponsored entities. Revenue under these arrangements is recognized as the service is performed.

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software development costs are capitalized beginning when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. Completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs during these periods since the amounts have not been material.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance has been established.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented:

                                         INCOME               PER SHARE
                                         (LOSS)      SHARES     AMOUNT
                                         ------      ------   ---------
 FISCAL YEAR ENDED APRIL 30, 2001
Basic net income (loss) per share...    $  (845)     11,690     $(0.07)

Effect of dilutive securities:
   Stock options ...................         --          --         --
                                        -------      ------     ------

Diluted net income (loss) per
share ..............................    $  (845)     11,690     $(0.07)
                                        =======      ======     ======

                                         INCOME               PER SHARE
                                         (LOSS)      SHARES     AMOUNT
                                         ------      ------   ---------
 FISCAL YEAR ENDED APRIL 30, 2000
Basic net income (loss) per share...    $  (234)     11,460     $(0.02)
Effect of dilutive securities:
   Stock options ...................         --          --         --
                                        -------      ------     ------
Diluted net income (loss) per
share ..............................    $  (234)     11,460     $(0.02)
                                        =======      ======     ======

 FISCAL YEAR ENDED APRIL 30, 1999
Basic net income (loss) per share...    $(2,808)     11,310     $(0.25)

Effect of dilutive securities:
   Stock options ...................         --          --         --
                                        -------      ------     ------
Diluted net income (loss) per
share ..............................    $(2,808)     11,310     $(0.25)
                                        =======      ======     ======


Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") SFAS No. 123 "Accounting for Stock-Based Compensation." This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with annual pro forma disclosures of net income and earnings per share.

Comprehensive Income

In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's results of operations or stockholder's equity. SFAS No. 130 requires companies to report a new, additional measure of income that includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income, net of tax of $0, in its consolidated statements of stockholders' equity and comprehensive income.

Fair Value of Financial Instruments

The carrying value of the Company's receivables, payables and debt obligations are equal to or approximate fair value at April 30, 2001 and 2000.

Reclassification

Certain items and amounts reported in the fiscal 2000 and 1999 financial statements have been reclassified to conform to the current year's reporting format.

2. ACQUISITIONS AND RELATED INTANGIBLE ASSETS

On July 24, 1996, the Company acquired the EBU for $5,600 in cash. On April 9, 1997, the Company acquired all of the outstanding capital stock of Compact for $3,000 in cash and 1,273 shares of the Company's common stock. On August 11, 1997, the Company acquired Boulder by the merger of Boulder with and into the Company, in consideration for $743 in cash and 108 shares of the Company's common stock. Effective December 23, 1999, Ansoft acquired all of the outstanding stock of Pacific Numerix for 485 shares and $607 in cash. Effective February 16, 2001, Ansoft acquired all of the outstanding stock of SIMEC GmbH for 72 shares and $900 in cash. The cost of these acquisitions has been allocated to the assets acquired and the liabilities assumed, based on their respective estimated fair values. The acquisitions have been accounted for as purchases, and their respective financial results have been included in the accompanying consolidated financial statements since the date of their respective acquisitions. The results of operations from the acquisitions that occurred in fiscal 2001 and 2000 are not material to the Company's financial position or results of operations.

3. EQUIPMENT AND FURNITURE

Equipment and furniture consist of the following:

                                                           APRIL 30,
                                                      -------------------
                                                        2001        2000
                                                      -------     -------
   Computers and equipment                            $ 8,851     $ 7,293
   Furniture and fixtures                               1,250       1,129
   Leasehold improvements                                 537         523
                                                      -------     -------
                                                       10,638       8,945
   Less allowances for depreciation and
   amortization                                         5,618       3,956
                                                      -------     -------
                                                      $ 5,020     $ 4,989
                                                      =======     =======


4. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                            APRIL 30,
                                                      -------------------
                                                        2001        2000
                                                      -------     -------
   Customer list                                      $13,366     $11,503
   Established work force                               2,106       1,730
   Purchased technology                                 2,230       1,684
   Goodwill                                               574         574
                                                      -------     -------
                                                       18,276      15,491
   Less allowances for amortization                     8,535       6,105
                                                      -------     -------
                                                      $ 9,741     $ 9,386
                                                      =======     =======

5. MARKETABLE SECURITIES

Marketable securities, classified as available for sale, are summarized as follows:

                                                 GROSS       GROSS
                                    AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                      COST        GAIN       (LOSS)      VALUE
                                    ---------  ---------   ----------    -----
   April 30, 2001
     Mutual funds                    $18,806     $65         $ (125)    $18,746
     Corporate bonds                   3,734       2            (76)      3,660
     Equity securities                    19      --             --          19
                                     -------     ---         -------    -------
Total marketable securities          $22,559     $67         $  (201)   $22,425
                                     =======     ===         =======    =======
   April 30, 2000
     Mutual funds                    $20,335     $31         $(2,644)   $17,722
     Corporate bonds                   4,559      --            (639)     3,920
                                     -------     ---         -------    -------
Total marketable securities          $24,894     $31         $(3,283)   $21,642
                                     =======     ===         =======    =======

The carrying values of debt securities as of April 30, 2001, by maturity, is shown below:

   Due in one to five years              $1,600
   Due in five to ten years               2,060
                                         ------
                                         $3,660
                                         ======

Gross realized gains and losses were $46 and $3,629 in fiscal year 2001, respectively. Gross realized gains (losses) on securities in fiscal 2000 and 1999 were $0. Cash proceeds from the sale of securities were $351 in 2001, and $0 in 2000 and 1999. In the fourth quarter of fiscal 2001, the Company recorded impairment write-downs of $3,076 reflecting the Company's assessment of other than temporary decline in the value of certain marketable equity securities. Other than temporary impairment is a judgment based on information that develops over a period of time. While the impairment recognized is based on all of the information available at the time of the assessment, other information or economic developments in the future may lead to further impairment.

6. LINE OF CREDIT

The Company has available a $10,000 secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2002 and is secured by the marketable securities held with the institution. As of April 30, 2001, $9,000 was the outstanding balance on the line of credit and the weighted average interest rate was 5.11%. The Company was in compliance with all financial covenants as of April 30, 2001 and 2000.

7. LEASES

The Company leases its corporate headquarters in Pittsburgh, Pennsylvania, and other facilities under operating lease agreements which expire over the next five years. Rental expense incurred by the Company under operating lease agreements totaled $1,811, $1,525 and $1,281 for the years ended April 30, 2001, 2000 and 1999, respectively. The future minimum lease payments for such operating leases as of April 30, 2001, are:

            YEAR ENDING APRIL 30,
            ---------------------
                2002                 $1,420
                2003                  1,207
                2004                    936
                2005                    699
                2006                    518
                                     ------
                                     $4,780
                                     ======

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

The Company's 1995 Stock Option Plan (1995 Plan) authorizes the issuance of 3,500 shares of common stock for the grant of incentive or nonstatutory stock options to employees and directors. Under the terms of the 1995 Plan, options to purchase common stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during specified future periods as determined by the Board of Directors. The 1995 Plan provides that the options shall expire no more than ten years after the date of the grant.

Shares underlying outstanding options under the 1988 Plan and the 1995 Plan are as follows:


                                        SHARES UNDERLYING
                                       OUTSTANDING OPTIONS
                                   -----------------------------
                                   SHARES              PRICE
                                   ------              -----
Outstanding, April 30, 1998         1,515          $1.00--$16.63
  Granted                           1,135           $5.06--$5.56
  Exercised                          (142)          $1.00--$5.38
  Canceled                           (426)         $2.00--$16.63
                                    -----         --------------
Outstanding, April 30, 1999         2,073           $1.14--$6.00
  Granted                             621         $5.50--$7.3125
  Exercised                          (113)          $1.14--$5.38
  Canceled                           (126)        $2.00--$7.3125
                                    -----         --------------
Outstanding, April 30, 2000         2,455         $1.75--$7.3125
  Granted                             430          $6.125--$9.75
  Exercised                          (180)         $1.75--$7.313
  Canceled                            (83)          $5.00--$9.75
                                    -----         --------------
Outstanding, April 30, 2001         2,622           $1.75--$9.75
                                    =====

Options to purchase 1,408 shares of common stock were exercisable as of April 30, 2001 and options to purchase 916 shares of common stock were available for future grant as of April 30, 2001.

As permitted under SFAS No. 123, the Company has elected to follow APB Opinion No. 25, and related interpretations, in accounting for stock-based awards to employees. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the Company's consolidated financial statements during fiscal 2001, 2000 or 1999.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to April 30, 1995 under the fair value method prescribed by SFAS No. 123. The fair value of options granted in fiscal years 2001, 2000 and 1999 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                           FISCAL YEAR ENDED APRIL 30,
                                          -----------------------------
                                          2001         2000        1999
                                         -----        -----       -----
    Risk-free rate (%)                    5.44         5.50        4.86
    Volatility (%)                       88.96        30.00       54.00
    Expected life (in years)              9.51         8.50        9.66
    Dividend yield (%)                    0.00         0.00        0.00



The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. However, based solely on this analysis, the weighted average estimated fair value of employee stock options granted during 2001, 2000 and 1999 was $7.62, $3.02 and $3.57 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (unaudited):


                                                              FISCAL YEAR ENDED APRIL 30,
                                                             ------------------------------
                                                              2001       2000         1999
                                                             ------     ------       ------
    Pro forma net income (loss)                             $(1,915)   $(1,590)     $(3,742)

    Pro forma net income (loss) per diluted common share    $ (0.16)   $ (0.14)     $ (0.33)

The following table summarizes information about stock options outstanding as of April 30, 2001:

                                                    OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                        -----------------------------------------    --------------------------
                                                          WEIGHTED-
                                            NUMBER         AVERAGE      WEIGHTED-       NUMBER        WEIGHTED-
                        RANGE OF          OUTSTANDING     REMAINING      AVERAGE      EXERCISABLE      AVERAGE
                        EXERCISE         AT APRIL 30,    CONTRACTUAL    EXERCISE     AT APRIL 30,     EXERCISE
                         PRICES              2001           LIFE          PRICE          2001           PRICE
                   -----------------    -------------  ------------- -------------  -------------  ----------
                       $1.75--$2.00          230             3.3          $1.86           230           $1.86
                       $3.50--$5.13        1,356             6.3          $5.04           831           $5.00
                       $5.50-$8.25           750             8.3          $6.36           294           $6.20
                       $8.31-$9.75           286             9.2          $9.17           13            $8.68

9. EXPORT SALES, MAJOR CUSTOMERS AND CREDIT RISK

Export sales, principally to Asia, accounted for 53%, 48% and 52% of total revenue in 2001, 2000 and 1999, respectively. Included in export sales to Asia were sales to Japan, which accounted for approximately 21%, 17% and 16% of total revenue in fiscal 2001, 2000 and 1999, respectively. No other foreign country accounted for more than 10% of total revenue during these periods.

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

10. INCOME TAX

The provision for income taxes consists of the following:

                                          APRIL 30,
                                ---------------------------------
                                2001         2000          1999
                                ----         ----         -------
Current:
  Federal .................     $373         $ 13         $    --

  Foreign .................       --           --              --
  State ...................      (76)          --              --
                                ----         ----         -------
     Total ................      297           13              --
Deferred:
  Federal .................      517          (70)         (1,057)

  State ...................       94           (9)           (153)
                                ----         ----         -------

     Total ................      611          (79)         (1,210)
                                ----         ----         -------

Total income tax expense
  (benefit) ...............     $908         $(66)        $(1,210)
                                ====         ====         =======

The Company's actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the statutory federal rate to income before income taxes as a result of the following:

                                                               APRIL 30,
                                                   ---------------------------------
                                                    2001         2000         1999
                                                   ------       -----        -------
Income tax expense (benefit) at statutory rate     $   21       $(102)       $(1,366)

State income tax, net of federal offset                12          (6)          (101)
Research and development credit                      (250)         --             --

Change in valuation allowance                         989         (18)            43
Other, net                                            136          60            214
                                                   ------       -----        -------
Actual income tax expense (benefit)                $  908       $ (66)       $(1,210)
                                                   ======       =====        =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                      APRIL 30,
                                                --------------------
                                                  2001        2000
                                                -------      -------
Deferred tax assets:
Net operating loss carryforward                 $ 1,275      $ 2,833
Allowance for doubtful accounts                      84           84
Alternative minimum tax credit carryforward         247          104
Research and development credit carryforward        250           --
Capital loss carryforward                         1,227           --
Intangible assets                                   244          758
Net unrealized losses on available for sale
securities                                           46        1,105
                                                -------      -------

Total gross deferred tax assets                   3,373        4,884
Less valuation allowance                         (1,025)      (1,130)
Net deferred tax assets                           2,348        3,754
Deferred tax liabilities:
Furniture and equipment                            (521)        (556)
                                                -------      -------

Total gross deferred tax liability                 (521)        (556)
                                                -------      -------

Net deferred taxes                              $ 1,827      $ 3,198
                                                =======      =======

The valuation allowance for deferred tax assets as of May 1, 2000 and 1999 was $1,130, and $383, respectively. The net change in the total valuation allowance for the years ended April 30, 2001 and April 30, 2000 was a decrease of $105 and an increase of $747, respectively. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

As of April 30, 2001, the Company had net operating loss carryforwards for federal income tax purposes of $1,738, net operating loss carryforwards for state income tax purposes of $756, and net operating loss carryforwards for foreign income tax purposes of $1,924, which are available to offset future taxable income, if any, through April 30, 2020, through April 30, 2004, and through April 30, 2005, respectively. The Company also has alternative minimum tax credit carryforwards of $247 which are available to reduce future federal income taxes, if any, over an indefinite period. In addition, the Company has research and development credit carryforwards of $250 which are available to reduce future federal income taxes, if any, through April 30, 2021.


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

13. QUARTERLY FINANCIAL INFORMATION--UNAUDITED

A summary of quarterly financial information follows:

                                                            Fiscal 2001                                        Fiscal 2000
                                                                                    Quarter Ended
                                                  April 30, Jan. 31,   Oct. 31,   July 31,  April 30, Jan. 31,   Oct. 31,  July 31,
                                                    2001      2001       2000       2000      2000      2000       1999      1999
                                                  --------- --------   --------   --------  --------- --------   --------  --------
                                                                         (in thousands, except per share data)
Total revenue                                      $14,066   $11,122   $ 9,664    $ 8,706   $10,802   $ 8,392    $ 7,386    $ 6,911
Pro forma income (loss) from operations excluding
Altra Broadband and amortization                   $ 3,030   $ 2,053   $   649    $    29   $ 1,724   $   145    $  (433)   $  (866)
Income (loss) from operations                      $ 1,702   $   973   $  (233)   $  (771)  $ 1,067   $  (470)   $(1,029)   $(1,508)
Pro forma net income (loss) excluding Altra
Broadband and amortization                         $  (525)  $ 1,463   $   773    $   324   $ 1,717   $   458    $   (26)   $  (311)
Net income (loss)                                  $(1,471)  $   707   $   155    $  (236)  $ 1,191   $   (34)   $  (498)   $  (893)
Basic net income (loss) per share                  $ (0.13)  $  0.06   $  0.01    $ (0.02)  $  0.10   $ (0.00)   $ (0.04)   $ (0.08)
Diluted net income (loss) per share                $ (0.13)  $  0.06   $  0.01    $ (0.02)  $  0.09   $ (0.00)   $ (0.04)   $ (0.08)
Weighted average number of shares outstanding
         --basic                                    11,709    11,698    11,720     11,645    11,555    11,494     11,410     11,383
         --diluted                                  11,709    12,648    13,206     11,645    12,774    11,494     11,410     11,383

14. SUBSEQUENT EVENT

On May 3, 2001, Ansoft and Agilent Technologies Inc. entered into a Technology License And Transition Agreement. Under the terms of the agreement, Agilent has agreed to license its High Frequency Structure Simulator (HFSS) software product line and transfer customer obligations for Agilent HFSS software to Ansoft in exchange for $7,850 in cash ($6,000 as of closing and $1,850 on October 31, 2002). In addition, Agilent may also purchase up to 60 licenses of Ansoft's HFSS product.

PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:

1. Financial statements. The following consolidated financial statements are filed as part of this Annual Report on Form 10-K.

                                                                                                PAGE
                                                                                                ----
Independent Auditors' Report ...............................................................     18
Consolidated Balance Sheets as of April 30, 2001 and 2000 ..................................     19
Consolidated Statements of Operations for the years ended April 30, 2001, 2000 and 1999 ....     20
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years
     ended April 30, 2001, 2000 and 1999 ...................................................     21
Consolidated Statements of Cash Flows for the years ended April 30, 2001, 2000 and 1999 ....     22
Notes to Consolidated Financial Statements .................................................     23

2. Financial Statement Schedule:

Schedule II--Valuation and Qualifying Accounts for each of the years in the three-year period ended April 30, 2001

FINANCIAL STATEMENT SCHEDULES NOT LISTED ABOVE HAVE BEEN OMITTED BECAUSE THEY ARE INAPPLICABLE, ARE NOT REQUIRED UNDER APPLICABLE PROVISIONS OF REGULATION S-X, OR THE INFORMATION THAT WOULD OTHERWISE BE INCLUDED IN SUCH SCHEDULES IS CONTAINED IN THE REGISTRANT'S FINANCIAL STATEMENTS OR ACCOMPANYING NOTES.

2. Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT
 NUMBER                                       DESCRIPTION
--------    ------------------------------------------------------------------------------
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

   23.1     Consent of Buchanan Ingersoll Professional Corporation (incorporated by reference from Registration Statement No. 333-40189)

   24.1     Powers of Attorney (incorporated by reference from Registration Statement No. 333-40189)

*Filed herewith

(b) Reports on Form 8-K filed during the last quarter of fiscal 2001.

A report dated February 13, 2001 was filed on Form 8-K regarding the expansion of Ansoft's management team and the completion of a transition in Ansoft's business model.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2001

                                         ANSOFT CORPORATION

                                         By /s/ Nicholas Csendes
                                           ----------------------------------
                                            Nicholas Csendes
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 9, 2001.


           SIGNATURE                               TITLE
           ---------                               -----
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


Thomas A.N. Miller                  Director
-----------------------------------
Thomas A.N. Miller


/s/ Ulrich L. Rohde                 Director
-----------------------------------
Ulrich L. Rohde


/s/ John N. Whelihan                Director
-----------------------------------
John N. Whelihan


/s/ Jacob White                     Director
-----------------------------------
Jacob White


/s/ Anthony L. Ryan                 Chief Financial Officer (Principal Financial
----------------------------------- and Accounting Officer)
Anthony L. Ryan

                  Schedule II-Valuation and Qualifying Accounts
                                 (In thousands)

                            Balance as of           Additions                    Balance as of
                            the Beginning       Charged to Costs                  the End of
                            of the Period         and Expenses    Deductions      the Period
                            -------------       ----------------  ----------     -------------
Year ended April 30, 2001
  Allowance for doubtful
      accounts                   221                    86           (86)               221

Year ended April 30, 2000
  Allowance for doubtful
      accounts                   175                    46            --                221

Year ended April 30, 1999
  Allowance for doubtful
      accounts                   150                    25            --                175