Form 10-Q
period 2001-07-31
ANSOFT CORP
filed 2001-09-14
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended July 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of the registrant's Common Stock outstanding as of the close of business on September 11, 2001 was 12,090,222.

                               ANSOFT CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                                                          Page
Part I   FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets - July 31, 2001 and April 30, 2001                                  1
           Consolidated Statements of Operations - Three months ended
            July 31, 2001 and 2000                                                                         2
           Consolidated Statements of Cash Flows - Three months ended
            July 31, 2001 and 2000                                                                         3
           Notes to the Consolidated Financial Statements                                                  4
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations           5


Part II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                               11

Signatures                                                                                                11

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ANSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          (unaudited)
                                                                            July 31,           April 30,
                                                                              2001               2001
                                                                            --------           --------
Assets
Current assets
    Cash and cash equivalents                                               $  3,958           $  9,412
    Accounts receivable                                                        6,927              8,209
    Deferred income taxes                                                         84                 84
    Prepaid expenses and other assets                                          1,158              1,266
                                                                            --------           --------
Total current assets                                                          12,127             18,971

Equipment and furniture                                                        4,976              5,020
Marketable securities                                                         22,692             22,425
Other assets                                                                     324                 73
Deferred taxes - non current                                                   2,053              1,743
Intangible assets                                                             17,952              9,741
                                                                            --------           --------
Total assets                                                                $ 60,124           $ 57,973
                                                                            ========           ========


Liabilities and stockholders' equity
Current liabilities
    Accounts payable and accrued expenses                                   $  1,991           $  2,034
    Deferred revenue                                                           5,761              5,284
                                                                            --------           --------
Total current liabilities                                                      7,752              7,318

Line of credit                                                                 9,000              9,000
Other liabilities                                                              1,924                 60
                                                                            --------           --------

Total liabilities                                                             18,676             16,378

Stockholders' equity
     Preferred stock                                                              --                 --
     Common stock                                                                120                119
     Additional paid-in capital                                               53,364             52,684
     Treasury stock                                                           (1,601)            (1,601)
     Other accumulated comprehensive income (loss)                              (684)              (354)
     Accumulated deficit                                                      (9,751)            (9,253)
                                                                            --------           --------
Total stockholders' equity                                                    41,448             41,595

Total liabilities and stockholders' equity                                  $ 60,124           $ 57,973
                                                                            ========           ========



See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                                         Three months ended July 31,
                                                                       2001                      2000
                                                                      -------                   -------
Revenues
    License                                                           $ 7,559                   $ 5,935
    Service and other                                                   3,662                     2,771
                                                                      -------                   -------
Total revenue                                                          11,221                     8,706

Costs and expenses
    Sales and marketing                                                 6,181                     5,241
    Research and development                                            3,002                     2,589
    Research and development
      -- Altra Broadband                                                  938                       175
    General and administrative                                          1,031                       847
    Amortization                                                        1,183                       625
                                                                      -------                   -------
Total costs and expenses                                               12,335                     9,477
                                                                      -------                   -------
Loss from operations                                                   (1,114)                     (771)
Other income, net                                                         402                       434
                                                                      -------                   -------
Loss before income taxes                                                 (712)                     (337)
Income tax benefit                                                        214                       101
                                                                      -------                   -------
Net loss                                                              $  (498)                  $  (236)


Basic net loss per share                                              $ (0.04)                  $ (0.02)
                                                                      =======                   =======
Diluted net loss per share                                            $ (0.04)                  $ (0.02)
                                                                      =======                   =======

Weighted average shares used in calculation
    Basic                                                              11,722                    11,645
                                                                      =======                   =======
    Diluted                                                            11,722                    11,645
                                                                      =======                   =======


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                 THREE MONTHS ENDED JULY 31,
                                                                                 ---------------------------
                                                                                    2001            2000
                                                                                  -------          -------
Cash flows from operating activities
Net loss                                                                          $  (498)        $  (236)
Adjustments to reconcile net loss to net cash provided
   by operating activities
    Depreciation                                                                      423             300
    Amortization                                                                    1,183             625
    Deferred taxes                                                                   (310)            (88)
Changes in assets and liabilities
    Accounts receivable                                                             1,282           2,224
    Prepaid expenses and other assets                                                 108              16
    Other long-term assets and liabilities                                           (237)            (10)
    Accounts payable and accrued expenses                                             (43)           (600)
    Deferred revenue                                                                  477             150
                                                                                  -------         -------
Net cash provided by operating activities                                           2,385           2,381
                                                                                  -------         -------
Cash flows from investing activities
    Purchases of equipment and furniture                                             (379)           (205)
    Investment in acquired intangibles                                             (7,544)             --
    Purchases of marketable securities                                               (345)           (361)
                                                                                  -------         -------
Net cash used in investing activities                                              (8,268)           (566)
                                                                                  -------         -------
Cash flows from financing activities
    Payments on line of credit, net                                                    --             (45)
    Proceeds from the issuance of common stock, net                                   681             322
                                                                                  -------         -------
Net cash provided by financing activities                                             681             277
Effect of exchange rate                                                              (252)             44
                                                                                  -------         -------
Net increase (decrease) in cash and cash equivalents                               (5,454)          2,136
Cash and cash equivalents at beginning of period                                    9,412           2,594
                                                                                  -------         -------
Cash and cash equivalents at end of period                                        $ 3,958         $ 4,730
                                                                                  =======         =======
Supplemental disclosures of cash flow information
  Cash paid for interest                                                          $   121         $   128
                                                                                  =======         =======
  Cash paid for income taxes                                                      $   127         $    45
                                                                                  =======         =======

  As part of the Technology License and Transition Agreement with Agilent the Company agreed to pay Agilent $1,850 on October 31, 2002. Such liability is included with other liabilities on the accompanying consolidated balance sheet as of July 31, 2001.


  See accompanying notes to the consolidated financial statements.


                               ANSOFT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (unaudited)

(1) Basis of Presentation

The unaudited consolidated financial statements include the accounts of Ansoft and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the fiscal year ended April 30, 2001 consolidated financial statements and notes thereto included in Ansoft's annual report on Form 10-K filed with the Securities and Exchange Commission.

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

(2) Comprehensive Income (Loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income
(loss) follows:

                                                  Three Months Ended July 31,
                                                       2001         2000
                                                       ----         ----
Net income (loss)                                     $(498)       $(236)
Unrealized gain (loss) on marketable securities         (78)         749
Foreign currency translation adjustments               (252)          44
                                                      -----        -----
Comprehensive income (loss)                           $(828)       $ 557
                                                      =====        =====

(3) Net Income (Loss) Per Share

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

                                                       Income                   Per share
                                                       (loss)        Shares      amount
                                                       ------        ------      ------
     Three months ended July 31, 2001
     Basic net income (loss) per share .....           $(498)        11,722     $(0.04)
                                                       =====                    ======
     Effect of dilutive securities:
        Stock options.......................                             --
                                                                     ------
     Diluted net income (loss) per share ...           $(498)        11,722     $(0.04)
                                                       =====         ======     ======
     Three months ended July 31, 2000
     Basic net income (loss) per share .....           $(236)        11,645     $(0.02)
                                                       =====                    ======
     Effect of dilutive securities:
        Stock options.......................                             --
                                                                     ------
     Diluted net income (loss) per share ...           $(236)        11,645     $(0.02)
                                                       =====         ======     ======

(4) Agilent Transaction

On May 3, 2001, Ansoft and Agilent Technologies, Inc. entered into a Technology License and Transition Agreement. Under the terms of the agreement, Agilent has agreed to license its High Frequency Structure Simulator (HFSS) software product line and transfer customer obligations for Agilent HFSS software to Ansoft in exchange for $7,850 in cash ($6,000 as of closing and $1,850 to be paid on October 31, 2002). In addition, Agilent may also purchase up to 60 licenses of Ansoft's HFSS product.

(5) Reclassification

Certain items and amounts reported in the fiscal 2000 financial statements have been reclassified to conform to the current year's reporting format.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this Form 10-Q and in the "Risk Factors"
section included in Ansoft's report on Form 10-K for the fiscal year ended April 30, 2001.

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

Effective May 3, 2001, Ansoft entered into a Technology License and Transition Agreement in which Agilent has agreed to license its High Frequency Structure Simulator (HFSS) software product line and transfer customer obligations for Agilent HFSS software to Ansoft. The Agilent transaction was accounted for as an acquisition of intangible assets.

Effective February 2001, July 1996, April 1997, August 1997 and December 1999, Ansoft acquired SIMEC, EBU, Compact, Boulder and Pacific Numerix, respectively. The cost of these transactions has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The transactions have been accounted for as purchases, and their respective financial results have been included in the accompanying consolidated financial statements since the date of their respective transactions.

In July 2000, Ansoft announced its formation of Altra Broadband to pursue the development of critical intellectual property and products for broadband wireless and optical communications. The financial statements and financial information in this Form 10-Q include the results of Altra Broadband. The full impact of Altra Broadband on Ansoft's business, operating results, and financial condition cannot be predicted at this time. However, certain incremental expenses, primarily in research and development, are expected to be incurred in future periods.

Results of Operations

The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:

                                       Three months ended July 31,
                                            2001          2000
                                            ----          ----
Revenues:
   License                                   67%           68%
   Service and other                         33            32
                                           ----          ----
Total revenue                               100           100

Costs and expenses:
   Sales and marketing                       55            60
   Research and development                  27            30
   Research and development - Altra           8             2
   General and administrative                 9            10
   Amortization                              11             7
                                           ----          ----
Total costs and expenses                    110           109
                                           ----          ----
Income (loss) from operations               (10)           (9)
Other income                                  4             5
                                           ----          ----
Income (loss) before income taxes            (6)           (4)
Income tax benefit                            2             1
                                           ----          ----
Net income (loss)                            (4)%          (3)%
                                           ====          ====


Comparison of the Three Months Ended July 31, 2001 and 2000

Revenue. Total revenue in the three-month period ended July 31, 2001 increased 29% to $11.2 million from $8.7 million in the comparable period of the preceding fiscal year. License revenue during the three-month period ended July 31, 2001 increased 27% to $7.6 million from $5.9 million during the comparable period in the prior fiscal year. The increase is primarily attributable to strong demand from customers in Asia and Europe. Service and other revenue in the three-month period ended July 31, 2001 increased by 32% due to the continued growth of the installed base of customers under annual maintenance agreements.

International revenue accounted for 58% and 56% of the Company's total product revenue in the three-month periods ended July 31, 2001 and 2000, respectively. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses increased by 18% to $6.2 million in the three-month period ended July 31, 2001, as compared to $5.2 million in the same period in the previous fiscal year. The increase is attributable to an increase in the Company's sales force as a result of the acquisitions as well as increased marketing efforts, including advertising in trade publications and increased participation in industry trade shows. Sales and marketing expenses represented 55% and 60% of total revenue in the three-month periods ended July 31, 2001 and 2000, respectively. Ansoft expects that sales and marketing expenses will decrease as a percentage of revenue although increase in absolute dollars in future periods.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three-month period ended July 31, 2001 increased 43% to $3.9 million, as compared to $2.8 million for the same period in the previous fiscal year. Excluding Ansoft's investment in Altra Broadband, research and development expenses increased 16%. The increase is due to the research and development efforts of Altra Broadband and the continued research and development efforts for Ansoft's current and future software products. Research and development expenses represented 35% (27% excluding Altra Broadband expense) and 32% of total revenue in the three-month periods ended July 31, 2001 and 2000, respectively. Ansoft anticipates that research and development expenses will increase in absolute dollars in future periods as Ansoft continues development of its existing and new software products and Altra Broadband increases its efforts to develop critical intellectual property and products for broadband wireless and optical communications.

General and administrative expenses. General and administrative expenses for the three-month period ended July 31, 2001 increased 22% to $1.0 million, as compared to $847,000 for the same period in the previous fiscal year. The increase is due to additional costs required to support the increase in operations. General and administrative expenses represented 9% and 10% of total revenue in the three-month periods ended July 31, 2001 and 2000, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

Amortization expense. Amortization expense for the three-month period ended July 31, 2001 increased to $1.2 million, as compared to $625,000 for the same period in the previous fiscal year. The increase was primarily due to the additional amortization of intangibles acquired in the SIMEC and Agilent transactions.

Other income. Other income for the three-month periods ended July 31, 2001 was $402,000, compared to $434,000 reported for the same period in the previous fiscal year. The decrease is due primarily to the lower interest rates earned on the net investment balance.

Income taxes. In the three-month periods ended July 31, 2001, and 2000, the Company recorded a tax benefit of $214,000 and $101,000, respectively. Ansoft's net deferred tax asset of $2.1 million as of July 31, 2001 consists primarily of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004 and continuing through April 2019. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Liquidity and Capital Resources

As of July 31, 2001, Ansoft had $4.0 million in cash and cash equivalents and working capital of $4.4 million. Net cash provided by operating activities was $2.4 million in each of the three-month periods ended July 31, 2001 and 2000.

Net cash used in investing activities, consisting primarily of investments in acquired intangibles in fiscal 2002 and purchases of marketable securities in fiscal 2001, were $8.3 million and $566,000 in the three-month periods ended July 31, 2001 and 2000, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $379,000 and $205,000 in the three-month periods ended July 31, 2001 and 2000, respectively. Net cash provided by financing activities, consisting primarily of proceeds from the issuance of common stock, were $681,000 and $277,000 in the three-month periods ended July 31, 2001 and 2000, respectively.

Ansoft has available a $10.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2002, and is secured by the marketable securities held with the institution. As of July 31, 2001, $9.0 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, among other things, eliminate the pooling of interests method of accounting for future acquisitions and require that goodwill no longer be amortized, but instead be subject to impairment testing at least annually.

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre-SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provisions of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimatable residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized.

The Company's current yearly amortization of intangible assets is approximately $4.6 million. SFAS No. 142 must be adopted in fiscal years beginning after December 15, 2001 as of the beginning of the fiscal year. Because of the effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report.

Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in reported market risks faced by the Company since April 30, 2001.

Additional Risk Factors that may affect Future Results

Our Future Operating Results Are Uncertain.

Ansoft has incurred net losses in each of the past three fiscal years. There can be no assurance that Ansoft's revenue and net income will grow or be sustained in future periods or that Ansoft will be profitable in any future period. Future operating results will depend on many factors, including the degree and the rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft's products, the level of product and price competition, the ability of Ansoft to develop and market new products and to control costs, the ability of Ansoft to expand its direct sales force and the ability of Ansoft to attract and retain key personnel.

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

Businesses or Assets We Acquire May Not Perform As Projected.

We have acquired or merged with a number of technologies, assets and companies in recent years, including the following: Agilent Technologies, Inc.'s HFSS product line, SIMEC Corporation, Pacific Numerix Corporation, Compact Software, Inc., the Electronic Business Unit of MacNeal Schwendler Company and Boulder Microwave Technologies, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. The foregoing factors could seriously harm our business, financial condition and results of operations.

We May Lose Competitive Advantages If Our Proprietary Rights Are Inadequately Protected.

Ansoft's success depends, in part, upon its proprietary technology. We rely on a combination of trade secrets, copyrights, trademarks and contractual commitments to protect our proprietary rights in our software products. We generally enter into confidentiality or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, a third party may still copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. It is possible that we may fail to adequately protect our proprietary rights. This would seriously harm our business, operating results and financial condition.

We May Be Unable To Attract And Retain The Key Management And Technical Personnel That We Need To Succeed.

Ansoft's future operating results depend in large part upon the continued services of its key technical and management personnel. Ansoft does not have employment contracts with any executive officer. Ansoft's future success will also depend in large part on its ability to continue to attract and retain highly skilled technical, marketing and management personnel. The competition for such personnel, as well as for qualified EDA engineers, is intense. If Ansoft is unable to attract, hire and retain qualified personnel in the future, the development of new products and the management of our increasingly complex business would be impaired. This could seriously harm our business, operating results and financial condition.

We Depend On International Sales for a Significant Percentage Of Our Revenue.

International revenue, principally from Asian customers, accounted for approximately 53% and 48% of our total revenue in the fiscal years ended April 30, 2001 and 2000, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

We Need To Successfully Manage Our Expanding Operations.

Ansoft has experienced rapid growth in recent years which has placed and could continue to place a significant strain on its managerial and other resources. Revenues have grown from $6.2 million in fiscal 1995 to $43.6 million in fiscal year 2001, and the number of employees has grown from 69 in April 1996 to 283 as of April 30, 2001. Ansoft's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm our business, financial condition and results of operations.

We Depend On The Growth Of The Communications Semiconductor And Electronics Industries.

Ansoft is dependent upon the communications and semiconductor industry and, more generally, the electronics industry. These industries are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries have from time to time experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. While these industries have experienced an extended period of significant economic growth over the past few years, such economic growth may not continue, and if it does not, any downturn could be especially severe on Ansoft. During such downturns, the number of new integrated circuit design projects often decreases. Because acquisitions of new licenses from Ansoft are largely dependent upon the commencement of new design projects, any slowdown in these industries could seriously harm our business, financial condition and results of operations.

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


                            PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

None

(b) Reports on Form 8-K filed during the quarter ended July 31, 2001.

A report dated May 16, 2001 was filed on Form 8-K regarding Ansoft entering into a Technology License and Transition Agreement with Agilent.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2001

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