Form 10-Q
period 2001-10-31
ANSOFT CORP
filed 2001-12-06
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For The Quarterly Period Ended October 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's Common Stock outstanding as of the close of business on November 30, 2001 was 12,110,332.

                               ANSOFT CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                                  PAGE
Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets - October 31, 2001 and April 30, 2001                          1
         Consolidated Statements of Operations - Three and six months ended
         October 31, 2001 and 2000                                                                  2
         Consolidated Statements of Cash Flows - Six months ended
         October 31, 2001 and 2000                                                                  3
         Notes to the Consolidated Financial Statements                                             4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      5


Part II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                       11
Item 6.  Exhibits and Reports on Form 8-K                                                          12

Signatures                                                                                         12


                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      (unaudited)
                                                      October 31,         April 30,
                                                         2001               2001
                                                      ------------     --------------
Assets
Current assets
    Cash and cash equivalents                            $  3,678           $  9,412
    Accounts receivable                                     8,911              8,209
    Deferred income taxes                                      84                 84
    Prepaid expenses and other assets                         743              1,266
                                                         --------           --------
Total current assets                                       13,416             18,971

Equipment and furniture                                     6,019              5,020
Marketable securities                                      21,581             22,425
Other assets                                                  346                 73
Deferred taxes - non current                                2,174              1,743
Intangible assets                                          16,776              9,741
                                                         --------           --------
Total assets                                             $ 60,312           $ 57,973
                                                         ========           ========


Liabilities and stockholders' equity
Current liabilities
    Accounts payable and accrued expenses                $  3,623           $  2,034
    Deferred revenue                                        5,892              5,284
                                                         --------           --------
Total current liabilities                                   9,515              7,318

Line of credit                                             10,000              9,000
Other liabilities                                             775                 60
                                                         --------           --------

Total liabilities                                          20,290             16,378

Stockholders' equity
     Preferred stock                                            -                  -
     Common stock                                             121                119
     Additional paid-in capital                            53,498             52,684
     Treasury stock                                        (1,671)            (1,601)
     Other accumulated comprehensive income (loss)         (2,110)              (354)
     Accumulated deficit                                   (9,816)            (9,253)
                                                         --------           --------
Total stockholders' equity                                 40,022             41,595

Total liabilities and stockholders' equity               $ 60,312           $ 57,973
                                                        =========           ========


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                     Three months ended October 31,               Six months ended October 31,
                                        2001               2000                  2001                 2000
                                    -------------      --------------       ---------------     ----------------
Revenue
    License                             $  8,368            $  6,736             $  15,927             $  12,671
    Service and other                      4,172               2,928                 7,834                 5,699
                                       ---------          ----------            ----------            ----------
Total revenue                             12,540               9,664                23,761                18,370

Costs and expenses
    Sales and marketing                    6,455               5,532                12,636                10,774
    Research and development               3,105               2,624                 6,107                 5,238
    Research and development
      -  Altra Broadband                   1,090                 266                 2,028                   441
    General and administrative             1,186                 859                 2,217                 1,681
    Amortization                           1,175                 616                 2,358                 1,241
                                       ---------          ----------            ----------            ----------
Total costs and expenses                  13,011               9,897                25,346                19,375
                                       ---------          ----------            ----------            ----------
Loss from operations                        (471)               (233)               (1,585)               (1,005)
Other income, net                            378                 455                   780                   889
                                       ---------          ----------            ----------            ----------
Income (loss) before income taxes            (93)                222                  (805)                 (116)
Income tax (expense) benefit                  28                 (67)                  242                    35
                                       ---------          ----------            ----------            ----------
Net income (loss)                       $    (65)           $    155             $    (563)             $    (81)
                                       =========          ==========            ==========            ==========
Net income (loss) per share
    Basic                               $  (0.01)           $   0.01             $   (0.05)             $  (0.01)
                                       =========          ==========            ==========            ==========
    Diluted                             $  (0.01)           $   0.01             $   (0.05)             $  (0.01)
                                       =========          ==========            ==========            ==========
Weighted average shares used in
 calculation
    Basic                                 11,836              11,720                11,796                11,682
                                       =========          ==========            ==========            ==========
    Diluted                               11,836              13,206                11,796                11,682
                                       =========          ==========            ==========            ==========



See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                       Six months ended October 31
                                                            2001        2000
                                                           ------      ------

Cash flows from operating activities
Net loss                                                $  (563)    $   (81)
Adjustments to reconcile net loss to net cash
     provided by operating activities
  Depreciation                                               913         700
  Amortization                                             2,358       1,241
  Deferred taxes                                           (431)        (41)
Changes in assets and liabilities
  Accounts receivable                                      (702)       1,766
  Prepaid expenses and other assets                          523        (53)
  Other assets and liabilities                               442        (36)
  Accounts payable and accrued expenses                    (261)       (824)
  Deferred revenue                                           608         300
                                                        --------    --------
Net cash provided by operating activities                  2,887       2,972
                                                        --------    --------
  Cash flows from investing activities
  Purchases of equipment and furniture                   (1,911)       (684)
  Investment in acquired intangibles                     (7,544)          --
  Purchases of marketable securities                       (660)       (732)
                                                        --------    --------
Net cash used in investing activities                   (10,115)     (1,416)
                                                        --------    --------
Cash flows from financing activities
  Proceeds (payments) on line of credit, net               1,000       (118)
  Purchase of treasury stock                                (70)          --
  Proceeds from the issuance of common stock, net            816         615
                                                        --------    --------
Net cash provided by financing activities                  1,746         497
Effect of exchange rate                                    (252)         118
                                                        --------    --------
Net increase (decrease) in cash and cash equivalents     (5,734)       2,171
Cash and cash equivalents at beginning of period           9,412       2,594
                                                        --------    --------
Cash and cash equivalents at end of period              $  3,678    $  4,765
                                                        ========    ========

Supplemental disclosures of cash flow information
Cash paid for interest                                  $    240    $    238
                                                        ========    ========
Cash paid for income taxes                              $    203    $    104
                                                        ========    ========


As part of the Technology License and Transition Agreement with Agilent, the Company agreed to pay Agilent $1,850 on October 31, 2002. Such liability is recorded as accounts payable and accrued expenses on the accompanying consolidated balance sheets as of October 31, 2001.

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

(2) Comprehensive income (loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income
(loss) follows:


                                                               Three Months                   Six Months
                                                             Ended October 31,              Ended October 31,
                                                           2001             2000          2001           2000
                                                           ----             ----          ----           ----
Net income (loss)                                     $     (65)       $     155      $   (563)       $   (81)
Unrealized loss on marketable securities                 (1,426)          (1,100)       (1,504)          (351)
Foreign currency translation adjustments                      -               74          (252)           118
                                                      ---------        ---------      --------        -------
Comprehensive income (loss)                           $  (1,491)       $    (871)     $ (2,319)       $  (314)



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


                                                       Income                 Per share
                                                       (loss)      shares       amount
                                                       ------      ------       ------
                 THREE MONTHS ENDED OCTOBER 31, 2001
                 Basic net income (loss) per share     $   (65)      11,836     $  (0.01)
                 Effect of dilutive securities:
                    Stock options................                       --
                                                                   -------
                 Diluted net income (loss) per         $   (65)      11,836     $  (0.01)
                 share...........................
                                                       ========    ========     ========

                 THREE MONTHS ENDED OCTOBER 31, 2000
                 Basic net income (loss) per share     $    155      11,720     $   0.01
                 Effect of dilutive securities:
                    Stock options................                     1,486
                                                                   --------
                 Diluted net income (loss) per         $    155      13,206     $   0.01
                 share...........................       =======    ========     ========


                                                       Income                 Per share
                                                       (loss)      Shares       amount
                                                       ------      ------       ------
                 SIX MONTHS ENDED OCTOBER 31, 2001
                 Basic net income (loss) per share     $  (563)     11,796      $ (0.05)
                 Effect of dilutive securities:
                    Stock options................                      --
                                                                    ------
                 Diluted net income (loss) per
                 share...........................      $  (563)     11,796      $ (0.05)
                                                       =======      ======      =======

                 SIX MONTHS ENDED OCTOBER 31, 2000
                 Basic net income (loss) per share     $   (81)     11,682      $ (0.01)
                 Effect of dilutive securities:
                    Stock options................                      --
                                                                    ------
                 Diluted net income (loss) per
                 share...........................      $   (81)     11,682      $ (0.01)
                                                       =======      ======      =======



(4) Agilent Transaction

On May 3, 2001, Ansoft and Agilent Technologies, Inc. entered into a Technology License and Transition Agreement. Under the terms of the agreement, Agilent has agreed to license its High Frequency Structure Simulator (HFSS) software product line and transfer customer obligations for Agilent HFSS software to Ansoft in exchange for $7,850 in cash ($6,000 as of closing and $1,850 to be paid on October 31, 2002) and assumed liabilities of $1,544. In addition, Agilent may also purchase up to 60 licenses of Ansoft's HFSS product.

(5) Reclassification

Certain items and amounts reported in the fiscal 2001 financial statements have been reclassified to conform to the current year's reporting format.

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

Effective July 1996, April 1997, August 1997, December 1999, and February 2001, Ansoft acquired EBU, Compact, Boulder, Pacific Numerix, and SIMEC, respectively. The cost of these transactions has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The transactions have been accounted for as purchases, and their respective financial results have been included in the accompanying consolidated financial statements since the date of their respective transactions.

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

Results of Operations

The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:


                                          Three months ended October 31,          Six months ended October 31,
                                               2001              2000                2001             2000
                                            ---------         ----------         -----------        ---------
Revenues:
   License                                        67%              70%                 67%              69%
Service and other                                 33               30                  33               31
                                            --------         --------             -------          -------
Total revenue                                    100              100                 100              100

Costs and expenses:
   Sales and marketing                            52               57                  53               59
   Research and development                       25               27                  26               29
   Research and development -
      Altra Broadband                              9                3                   8                2
   General and administrative                      9                9                   9                9
   Amortization                                    9                6                  10                7
                                            --------         --------             -------          -------
Total costs and expenses                         104              102                 106              106
                                            --------         --------             -------          -------
Loss from operations                              (4)              (2)                 (6)              (6)
Other income                                       3                5                   3                5
                                            --------         --------             -------          -------
Income (loss) before income taxes                 (1)               3                  (3)              (1)
Income taxes                                       -               (1)                  1                1
                                            --------         --------             -------          -------
Net income (loss)                                 (1)%              2%                 (2)%             (0)%
                                            ========         ========             =======          =======




Comparison of the Three and Six Months Ended October 31, 2001 and 2000

Revenue. Total revenue in the three-month period ended October 31, 2001 increased 30% to $12.5 million from $9.7 million in the comparable period of the preceding fiscal year. Total revenue in the six-month period ended October 31, 2001 increased 29% to $23.8 million from $18.4 million in the comparable period of the preceding fiscal year. License revenue during the three-month period ended October 31, 2001 increased 24% to $8.4 million from $6.7 million during the comparable period in the prior fiscal year. The increase is primarily attributable to strong demand from customers in Asia and North America. Service and other revenue in the three-month period ended October 31, 2001 increased by 42% due to the continued growth of the installed base of customers under annual maintenance agreements.

International revenue accounted for 54% and 56% of the Company's total product revenue in the three-month periods ended October 31, 2001 and 2000, respectively. International revenue accounted for 56% and 53% of the Company's total product revenue in the six-month period ended October 31, 2001 and 2000, respectively. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses increased by 17% to $6.4 million in the three-month period ended October 31, 2001, as compared to $5.5 million in the same period in the previous fiscal year. Sales and marketing expenses increased by 17% to $12.6 million in the six-month period ended October 31, 2001, as compared to $10.8 million in the same period in the previous fiscal year. The increase is attributable to an increase in the Company's sales levels, in addition to increased marketing efforts such as advertising in trade publications and participation in industry trade shows. Sales and marketing expenses represented 52% and 57% of total revenue in the three-month period ended October 31, 2001 and 2000, respectively. Sales and marketing expenses represented 53% and 59% of total revenue in the six-month period ended October 31, 2001 and 2000, respectively. Ansoft expects that sales and marketing expenses will decrease as a percentage of revenue although increase in absolute dollars in future periods.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three-month period ended October 31, 2001 increased 45% to $4.2 million, as compared to $2.9 million for the same period in the previous fiscal year. Excluding Ansoft's investment in Altra Broadband, research and development expenses increased 18%. Research and development expenses for the six-month period ended October 31, 2001 increased 43% to $8.1 million, as compared to $5.7 million for the same period in the previous fiscal year. The increase is due to the research and development efforts of Altra Broadband and the continued research and development efforts for Ansoft's current and future software products. Research and development expenses represented 34% (25% excluding Altra Broadband expense) and 30% (27% excluding Altra Broadband expense) of total revenue in the three-month periods ended October 31, 2001 and 2000, respectively. Research and development expenses represented 34% (26% excluding Altra Broadband expense) and 31% (29% excluding Altra Broadband expense)of total revenue in the six-month periods ended October 31, 2001 and 2000, respectively. Ansoft anticipates that research and development expenses will increase in absolute dollars in future periods as Ansoft continues development of its existing and new software products and Altra Broadband increases its efforts to develop critical intellectual property and products for broadband wireless and optical communications.

General and administrative expenses. General and administrative expenses for the three-month period ended October 31, 2001 increased 38% to $1.2 million, as compared to $859,000 for the same period in the previous fiscal year. General and administrative expenses for the six-month period ended October 31, 2001 increased 32% to $2.2 million. The increase is due to additional costs required to support the increase in operations. General and administrative expenses represented 9% of total revenue in the three-month periods ended October 31, 2001 and 2000. General and administrative expenses represented 9% of total revenue in the six-month periods ended October 31, 2001 and 2000. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

Amortization expense. Amortization expense for the three-month period ended October 31, 2001 was $1.2 million, as compared to $616,000 in the same period in the previous fiscal year. Amortization expense for the six-month period ended October 31, 2000 was $2.4 as compared to $1.2 million in the same period in the previous fiscal year. The increase was due to the amortization of intangibles acquired in the SIMEC and Agilent transactions.

Other income. Other income for the three-month period ended October 31, 2001 was $378,000, a decrease from the $455,000 reported for the same period in the previous fiscal year. Other income for the six-month period ended October 31, 2000 was $780,000, a decrease from the $889,000 reported for the same period in the previous fiscal year. The decrease is due primarily to the lower interest rates earned on the net investment balance.

Income taxes. In the three and six-month periods ended October 31, 2001, the Company recorded a tax benefit of $28,000 and $242,000, respectively. Ansoft's net deferred tax asset of $2.3 million as of October 31, 2001, consists primarily of the benefit of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2019. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Liquidity and Capital Resources

As of October 31, 2001, Ansoft had $3.7 million in cash and cash equivalents and working capital of $3.9 million. Net cash provided by operating activities was $2.9 million and $3.0 million in the six-month periods ended October 31, 2001 and 2000, respectively.

Net cash used in investing activities, consisting primarily of investments in acquired intangibles in fiscal 2002 and purchases of marketable securities in fiscal 2001, were $10.1 million and $1.4 million in the six-month periods ended October 31, 2001 and 2000, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $1.9 million and $684,000 in the six-month periods ended October 31, 2001 and 2000, respectively. Net cash provided by financing activities, consisting primarily of proceeds from (payments on) the line of credit and proceeds from the issuance of common stock, were $1.7 million and $497,000 in the six-month periods ended October 31, 2001 and 2000, respectively.

Ansoft has available a $15.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2003, and is secured by the marketable securities held with the institution. As of October 31, 2001, $10.0 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

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

The Company's current yearly amortization of intangible assets is approximately $4.7 million. SFAS No. 142 must be adopted in fiscal years beginning after December 15, 2001 as of the beginning of the fiscal year. Because of the effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The pronouncement is effective for the Company's fiscal year beginning May 1, 2002. The Company does not expect this pronouncement will have a significant impact on the consolidated financial statements.

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

We Need To Successfully Manage Our Expanding Operations.
Ansoft has experienced rapid growth in recent years which has placed and could continue to place a significant strain on the its managerial and other resources. Revenues have grown from $6.2 million in fiscal 1995 to $43.6 million in fiscal year 2001, and the number of employees has grown from 69 in April 1996 to 283 as of April 2001. Ansoft's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft's business, financial condition and results of operations.

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

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on September 17, 2001 at which the actions below were taken:

1. The stockholders elected the following seven directors to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

                                      Shares in      Shares
     Name                              Favor         Against
     ----                              -----         -------

     Zoltan J. Cendes, Ph.D.        9,205,551        342,852
     Nicholas Csendes               9,205,551        342,852
     Thomas A.N. Miller             9,205,551        342,852
     Peter Robbins                  9,205,551        342,852
     Ulrich L. Rohde, Ph.D.         9,205,551        342,852
     John N. Whelihan               9,205,551        342,852
     Jacob K. White, Ph.D.          9,205,551        342,852

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    None.

(b) No reports on Form 8-K during the quarter ended October 31, 2001.

    None.


SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 5, 2001


                                    ANSOFT CORPORATION


                                    By:  /s/ Nicholas Csendes
                                    ----------------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer


                                    By:  /s/ Anthony L. Ryan
                                    ----------------------------------------
                                    Anthony L. Ryan
                                    Chief Financial Officer