Form 10-Q
period 2002-01-31
ANSOFT CORP
filed 2002-03-08
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For The Quarterly Period Ended January 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of the registrant's Common Stock outstanding as of the close of business on March 4, 2002 was 12,149,232.

                               ANSOFT CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                           Page
                                                                           ----
Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets - January 31, 2002 and
         April 30, 2001                                                      1
         Consolidated Statements of Operations - Three and nine
         months ended January 31, 2002 and 2001                              2
         Consolidated Statements of Cash Flows  - Nine months ended
         January 31, 2002 and 2001                                           3
         Notes to the Consolidated Financial Statements                      4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           5


Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   13

Signatures                                                                  13

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                               ANSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       (unaudited)
                                                       January 31,     April 30,
                                                           2002          2001
                                                       -----------     --------
Assets
Current assets
    Cash and cash equivalents                           $  4,612       $  9,412
    Accounts receivable                                   11,269          8,209
    Deferred income taxes                                     84             84
    Prepaid expenses and other assets                        763          1,266
                                                        --------       --------
Total current assets                                      16,728         18,971

Equipment and furniture                                    5,918          5,020
Marketable securities                                     22,181         22,425
Other assets                                                 367             73
Deferred taxes - non current                               1,856          1,743
Intangible assets                                         15,601          9,741
                                                        --------       --------
Total assets                                            $ 62,651       $ 57,973
                                                        ========       ========


Liabilities and stockholders' equity
Current liabilities
    Accounts payable and accrued expenses               $  1,884       $  2,034
    Deferred revenue                                       7,031          5,284
                                                        --------       --------
Total current liabilities                                  8,915          7,318

Line of credit                                            10,000          9,000
Other liabilities                                          2,474             60
                                                        --------       --------

Total liabilities                                         21,389         16,378

Stockholders' equity
     Preferred stock                                          --             --
     Common stock                                            121            119
     Additional paid-in capital                           53,752         52,684
     Treasury stock                                       (1,671)        (1,601)
     Other accumulated comprehensive income (loss)        (1,714)          (354)
     Accumulated deficit                                  (9,226)        (9,253)
                                                        --------       --------
Total stockholders' equity                                41,262         41,595

Total liabilities and stockholders' equity              $ 62,651       $ 57,973
                                                        ========       ========


See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)



                                    Three months ended January 31,   Nine months ended January 31,
                                        2002            2001            2002             2001
                                      --------        --------        --------         --------
Revenue
    License                           $  9,722        $  7,309        $ 25,649         $ 19,981
    Service and other                    4,343           3,813          12,177            9,511
                                      --------        --------        --------         --------


Total revenue                           14,065          11,122          37,826           29,492

Costs and expenses
    Sales and marketing                  6,509           5,539          19,145           16,313
    Research and development             3,462           2,658           9,569            7,896

    Research and development
     -  Altra Broadband                  1,116             481           3,237              922

    General and administrative           1,255             872           3,379            2,554
    Amortization                         1,175             599           3,533            1,840
                                      --------        --------        --------         --------
Total costs and expenses                13,517          10,149          38,863           29,525
                                      --------        --------        --------         --------
Income (loss) from operations              548             973          (1,037)             (33)
Other income, net                          361              37           1,141              926
                                      --------        --------        --------         --------
Income before income taxes                 909           1,010             104              893
Income tax expense                         318             303              77              268
                                      --------        --------        --------         --------
Net income                            $    591        $    707        $     27         $    625
                                      ========        ========        ========         ========
Net income per share
    Basic                             $   0.05        $   0.06        $   0.00         $   0.05
                                      ========        ========        ========         ========
    Diluted                           $   0.04        $   0.06        $   0.00         $   0.05
                                      ========        ========        ========         ========
Weighted average shares used
  in calculation
    Basic                               11,864          11,698          11,823           11,662
                                      ========        ========        ========         ========
    Diluted                             13,592          12,648          13,517           12,965
                                      ========        ========        ========         ========



See accompanying notes to the consolidated financial statements.

                               ANSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                         Nine months ended January 31
                                                             2002             2001
                                                           --------         --------
Cash flows from operating activities
Net income                                                 $     27         $    625
Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation                                                1,477            1,153
  Amortization                                                3,533            1,840
  Deferred taxes                                               (113)             262
Changes in assets and liabilities
  Accounts receivable                                        (3,060)           2,153
  Prepaid expenses and other assets                             503               14
  Other assets and liabilities                                  270              (51)
  Accounts payable and accrued expenses                        (150)            (158)
  Deferred revenue                                            1,747              189
                                                           --------         --------
Net cash provided by operating activities                     4,234            6,027
                                                           --------         --------
  Cash flows from investing activities
  Purchases of equipment and furniture                       (2,375)          (1,101)
  Investment in acquired intangibles                         (7,543)              --
  Purchases of marketable securities                           (716)            (552)
                                                           --------         --------
Net cash used in investing activities                       (10,634)          (1,653)
                                                           --------         --------
Cash flows from financing activities
  Proceeds (payments) on line of credit, net                  1,000             (283)
  Purchase of treasury stock                                    (70)            (672)
  Proceeds from the issuance of common stock, net             1,070              646
                                                           --------         --------
Net cash provided by (used in) financing activities           2,000             (309)
Effect of exchange rate                                        (400)             229
                                                           --------         --------
Net increase (decrease) in cash and cash
equivalents                                                  (4,800)           4,294
Cash and cash equivalents at beginning of period              9,412            2,594
Cash and cash equivalents at end of period                 $  4,612         $  6,888
                                                           ========         ========

Supplemental disclosures of cash flow information
Cash paid for interest                                     $    331         $    361
                                                           ========         ========
Cash paid for income taxes                                 $    203         $    104
                                                           ========         ========

As part of the Technology License and Transition Agreement with Agilent, the Company agreed to pay Agilent $1,850 on October 31, 2002. Such liability is recorded as accounts payable and accrued expenses on the accompanying consolidated balance sheets as of January 31, 2002.



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

During the quarter ended January 31, 2002, the Company changed the Post contract customer support ("PCS") period bundled with the initial licensing from a one-year period to a three-month period. Revenue related to the three-month PCS is deferred and recognized ratably over the term of the agreement.

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

(2)  Comprehensive income (loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income
(loss) follows:

                                                             Three Months                   Nine Months
                                                           Ended January 31,             Ended January 31,
                                                        2002             2001           2002           2001
                                                        ----             ----           ----           ----
Net income                                             $   591         $   707        $    27         $   625
Unrealized gain (loss) on marketable securities            546           1,520           (960)          1,169
Foreign currency translation adjustments                  (150)            118           (400)            236
                                                       -------         -------        -------         -------
Comprehensive income (loss)                            $   987         $ 2,345        $(1,333)        $ 2,030
                                                       =======         =======        =======         =======

(3) Net income per share

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented:

                                                                       Per share
                                           Income        Shares         amount
                                           ------        ------        ---------
Three months ended January 31, 2002
Basic net income per share ........        $  591        11,864        $   0.05
Effect of dilutive securities:
   Stock options ..................                       1,728
                                                         ------
Diluted net income per share ......        $  591        13,592        $   0.04
                                           ======        ======        ========

Three months ended January 31, 2001
Basic net income per share ........        $  707        11,698        $   0.06
Effect of dilutive securities:
   Stock options ..................                         950
                                                         ------
Diluted net income per share ......        $  707        12,648        $   0.06
                                           ======        ======        ========


                                                                       Per share
                                           Income        Shares         amount
                                           ------        ------        ---------
Nine months ended January 31, 2002
Basic net income per share ........        $   27        11,823        $   0.00
Effect of dilutive securities:
   Stock options ..................                       1,694
                                                         ------
Diluted net income per share ......        $   27        13,517        $   0.00
                                           ======        ======        ========


Nine months ended January 31, 2001
Basic net income per share ........        $  625        11,662        $   0.05
Effect of dilutive securities:
   Stock options ..................                       1,303
                                                         ------
Diluted net income per share ......        $  625        12,965        $   0.05
                                           ======        ======        ========


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


Results of Operations

The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:

                                  Three months ended January 31,   Nine months ended January 31,
                                       2002           2001           2002            2001
                                       ----           ----           ----            ----
Revenues:
   License                               69%            66%            68%             68%
Service and other                        31             34             32              32
                                       ----           ----           ----            ----
Total revenue                           100            100            100             100

Costs and expenses:
   Sales and marketing                   46             50             51              55
   Research and development              25             24             25              27
   Research and development -
      Altra Broadband                     8              4              9               3
   General and administrative             9              8              9               9
   Amortization                           8              5              9               6
                                       ----           ----           ----            ----
Total costs and expenses                 96             91            103             100
                                       ----           ----           ----            ----
Loss from operations                      4              9             (3)             (0)
Other income                              2           --                3               3
                                       ----           ----           ----            ----
Income before income taxes                6              9              0               3
Income taxes                              2              3              0               1
                                       ----           ----           ----            ----
Net income                                4%             6%             0%              2%
                                       ====           ====           ====            ====

Comparison of the Three and Nine Months Ended January 31, 2002 and 2001

Revenue. Total revenue in the three-month period ended January 31, 2002 increased 26% to $14.1 million from $11.1 million in the comparable period of the preceding fiscal year. Total revenue in the nine-month period ended January 31, 2002 increased 28% to $37.8 million from $29.5 million in the comparable period of the preceding fiscal year. License revenue during the three-month period ended January 31, 2002 increased 33% to $9.7 million from $7.3 million during the comparable period in the prior fiscal year. The increase is primarily attributable to strong demand from customers in North America and Europe. Service and other revenue in the three-month period ended January 31, 2002 increased by 14% due to the continued growth of the installed base of customers under annual maintenance agreements.

International revenue accounted for 55% and 56% of the Company's total product revenue in the three-month periods ended January 31, 2002 and 2001, respectively. International revenue accounted for 56% and 53% of the Company's total product revenue in the nine-month period ended January 31, 2002 and 2001, respectively. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses increased by 18% to $6.5 million in the three-month period ended January 31, 2002, as compared to $5.5 million in the same period in the previous fiscal year. Sales and marketing expenses increased by 17% to $19.1 million in the nine-month period ended January 31, 2002, as compared to $16.3 million in the same period in the previous fiscal year. The increase is attributable to an increase in the Company's sales levels, in addition to increased marketing efforts such as advertising in trade publications and participation in industry trade shows. Sales and marketing expenses represented 46% and 50% of total revenue in the three-month period ended January 31, 2002 and 2001, respectively. Sales and marketing expenses represented 51% and 55% of total revenue in the nine-month period ended January 31, 2002 and 2001, respectively. Ansoft expects that sales and marketing expenses will decrease as a percentage of revenue although increase in absolute dollars in future periods.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three-month period ended January 31, 2002 increased 46% to $4.6 million, as compared to $3.1 million for the same period in the previous fiscal year. Excluding Ansoft's investment in Altra Broadband, research and development expenses increased 30%. Research and development expenses for the nine-month period ended January 31, 2002 increased 45% to $12.8 million, as compared to $8.8 million for the same period in the previous fiscal year. The increase is due to the research and development efforts of Altra Broadband and the continued research and development efforts for Ansoft's current and future software products. Research and development expenses represented 33% (25% excluding Altra Broadband expense) and 28% (24% excluding Altra Broadband expense) of total revenue in the three-month periods ended January 31, 2002 and 2001, respectively. Research and development expenses represented 34% (25% excluding Altra Broadband expense) and 30% (27% excluding Altra Broadband expense) of total revenue in the nine-month periods ended January 31, 2002 and 2001, respectively. Ansoft anticipates that research and development expenses will increase in absolute dollars in future periods as Ansoft continues development of its existing and new software products and Altra Broadband increases its efforts to develop critical intellectual property and products for broadband wireless and optical communications.

General and administrative expenses. General and administrative expenses for the three-month period ended January 31, 2002 increased 44% to $1.3 million, as compared to $872,000 for the same period in the previous fiscal year. General and administrative expenses for the nine-month period ended January 31, 2002 increased 32% to $3.4 million. The increase is due to additional costs required to support the increase in operations. General and administrative expenses represented 9% and 8% of total revenue in the three-month periods ended January 31, 2002 and 2001. General and administrative expenses represented 9% of total revenue in the nine-month periods ended

January 31, 2002 and 2001. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

Amortization expense. Amortization expense for the three-month period ended January 31, 2002 was $1.2 million, as compared to $599,000 in the same period in the previous fiscal year. Amortization expense for the nine-month period ended January 31, 2002 was $3.5 million as compared to $1.8 million in the same period in the previous fiscal year. The increase was due to the amortization of intangibles acquired in the SIMEC and Agilent transactions.

Other income. Other income for the three-month period ended January 31, 2002 was $361,000, an increase from the $37,000 reported for the same period in the previous fiscal year. Other income for the nine-month period ended January 31, 2002 was $1.1 million, compared to $926,000 reported for the same period in the previous fiscal year. The increase is due primarily to other than temporary declines in the value of certain investments within the investment portfolio in the prior period, partly offset by lower interest rates earned in the current period.

Income taxes. In the three and nine-month periods ended January 31, 2002, the Company recorded income tax expense of $318,000 and $77,000, respectively. Ansoft's net deferred tax asset of $1.9 million as of January 31, 2002, consists primarily of the benefit of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, and expire in increments beginning in April 2004, through April 2019. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Liquidity and Capital Resources

As of January 31, 2002, Ansoft had $4.6 million in cash and cash equivalents and working capital of $7.8 million. Net cash provided by operating activities was $4.2 million and $6.0 million in the nine-month periods ended January 31, 2002 and 2001, respectively.

Net cash used in investing activities, consisting primarily of investments in acquired intangibles in fiscal 2002 and capital expenditures in fiscal 2001, were $10.6 million and $1.6 million in the nine-month periods ended January 31, 2002 and 2001, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $2.4 million and $1.1 million in the nine-month periods ended January 31, 2002 and 2001, respectively. Net cash provided by (used in) financing activities, consisting primarily of proceeds from (payments on) the line of credit and proceeds from the issuance of common stock and treasury stock purchases were $2 million and ($309,000) in the nine-month periods ended January 31, 2002 and 2001, respectively.

Ansoft has available a $15.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2003, and is secured by the marketable securities held with the institution. As of January 31, 2002, $10.0 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

A summary of Ansoft's significant contractual obligations and commitments is as follows (in 000s):

                                        Debt         Operating Leases
                                        ----         ----------------
Fiscal 2002 (3 remaining months)         -                  379
       2003                              -                1,430
       2004                            10,000             1,145
       2005                              -                  887
       2006                              -                  705
       2007                              -                  110

Critical Accounting Policies

Certain accounting policies are very important to the portrayal of Ansoft's financial condition and results of operations and require management's most subjective or complex judgments. The policies are as follows:

Revenue Recognition

License revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of the elements. The revenue allocated to software products is recognized after shipment of the products and fulfillment of acceptance terms.

Postcontract customer support ("PCS") for a one year period is bundled with the initial licensing fee and is recognized together with the initial licensing fee on delivery of the software if collectibility of the resulting receivable is probable, enhancements are limited to bug fixes covered by warranty provisions, and the costs of providing these services are expected to be insignificant. During the quarter ended January 31, 2002, the Company changed the PCS period bundled with the initial licensing from a one-year period to a three-month period. Revenue related to the three-month PCS is deferred and recognized ratably over the term of the agreement. Revenue related to all other PCS arrangements is deferred and recognized ratably over the term of the agreement. Revenue from customer training, support and other services is recognized as the service is performed.

Valuation of Accounts Receivable

Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft's history of write-offs, relationships with its customers, and the overall credit worthiness of its customers.

Impairment of Long-Lived Assets

The Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment is made based on estimates of future cash flows. If such assets are considered to be impaired the amount of the impairment is based on the excess of the carrying value over the fair value of the assets. The fair value of the assets is measured using estimated discounted future cash flows.

Impairment of Marketable Securities Available for Sale

An impairment charge is recorded if a decline in the market value of any available for sale security below cost is deemed to be other than temporary. The impairment is charged to earnings and a new cost basis for the security is established.

Deferred Tax Asset Valuation Allowance

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance has been established.

The judgments used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See also the "Additional Risk Factors that may effect Future Results" section of this Management's Discussion and Analysis.

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

Businesses Or Assets We Acquire May Not Perform As Projected.

We have acquired or merged with a number of technologies, assets and companies in recent years, including the following: Agilent Technologies, Inc.'s HFSS product line, SIMEC GmbH, Pacific Numerix Corporation, Compact Software,
Inc., the Electronic Business Unit of MacNeal Schwendler Company and Boulder Microwave Technologies, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. The foregoing factors could seriously harm our business, financial condition and results of operations.

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

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

         None.

(b) No reports on Form 8-K during the quarter ended January 31, 2002.

         None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2002

                                    ANSOFT CORPORATION

                                    By:  /s/ Nicholas Csendes
                                        -----------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer


                                    By:  /s/ Anthony L. Ryan
                                        -----------------------------------
                                    Anthony L. Ryan
                                    Chief Financial Officer