Form 10-K
period 2002-04-30
ANSOFT CORP
filed 2002-07-19
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
ANNUAL REPORT
(Mark one)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] for the fiscal year ended April 30, 2002 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of July 15, 2002, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's common stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $43,358,757.

The number of shares of the registrant's common stock outstanding as of the close of business on July 15, 2002 was 12,223,132.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of Ansoft Corporation (the "Company") to be furnished in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2002 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS


Item of Form 10-K                                                                             Page
-----------------                                                                             ----
Part I
         1.       Business                                                                      2
         2.       Properties                                                                    9
         3.       Legal Proceedings                                                             9
         4.       Submission of Matters to a Vote of Security Holders                           9
         4.(a)    Executive Officers of the Registrant                                          9

Part II
         5.       Market for Registrant's Common Equity and Related Stockholders Matters       10
         6.       Selected Condensed Consolidated Financial Data                               11
         7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                    12
         7.(a)    Quantitative and Qualitative Disclosure about Market Risk                    18
         8.       Financial Statements and Financial Statement Schedule                        19

Part III
Part III information will appear in Item 4(a) of Part I of Form 10-K and in the Registrant's Proxy Statement in connection with its Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission and such information is incorporated herein by this reference as of the date of such filing.

Part IV
         14.      Exhibits and Financial Statement Schedule                                    33

Signatures                                                                                     34


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


Ansoft High Frequency Software

     HFSS is 3D electromagnetic field simulation software for high frequency, RF and wireless design. Ansoft HFSS brings the power of the finite element method (FEM) to the engineer's desktop by leveraging advanced techniques such as automatic adaptive mesh generation and refinement, tangential vector finite elements, and Adaptive Lanczos Pade Sweep (ALPS). HFSS automatically computes multiple adaptive solutions until a user-defined convergence criterion is met.

     Ansoft Designer is the first suite of design tools to fully integrate high-frequency, physics-based electromagnetic simulation into a seamless environment. Ansoft Designer merges the power of electromagnetics, into circuit and system-level simulation. So whether your design challenge is a Bluetooth transceiver, a radar system, or a MMIC or RFIC, Ansoft Designer gives you complete control over every design task from within a simple, unified environment. The key to this integration is a unique capability called solver-on-demand(TM) that orchestrates the use of multiple solvers - while still giving you complete control. Ansoft Designer extends this automation and integration even further by enabling work created in other types of design software to be rapidly imported as easily as if it was created within Ansoft Designer itself.


Ansoft's Signal Integrity Software

     SIwave, wave-enabled software for the advanced analysis of printed circuit boards (PCBs), components, and packages, addresses the rigorous demands placed on high-speed designers. SIwave is the only signal-integrity tool on the market to generate both frequency- and time-domain results, allowing engineers to model not only individual components, but also entire PCBs and package structures. Its SI, wave-enabled algorithm is combined with Ansoft's established strength in time-domain simulation, SPICE-based transistor-level analysis, and IBIS drivers to provide the widest range of simulation capabilities available today.

     Spicelink, a physics-based EDA tool for the electromagnetic-field simulation of two-dimensional (2D) and arbitrary three-dimensional (3D) structures, provides engineers with unprecedented levels of accuracy and confidence in their designs. Consisting of 2D and 3D solver engines, an easy-to-use drawing tool, and a built-in SPICE simulator, Spicelink provides engineers with a complete environment to extensively analyze their high-speed electronic designs.

     Turbo Package Analyzer (TPA) is an advanced software tool that automates the analysis of all complex semiconductor packages. TPA can analyze flip-chip, chip-scale package, and multiple-die system-in-package designs common in the networking and broadband communications markets, includes an industry-first, multipole-accelerated Partial Element Equivalent Circuit (multi-PEEC) engine and an advanced model reduction algorithm for ultra-fast simulations of high-speed traces.

Ansoft's Low Frequency Software

     Maxwell 3D and 2D are comprehensive, easy-to-use software tools for design problems requiring an accurate, two-dimensional or three-dimensional representation of the electric or magnetic field behavior. Maxwell includes AC/DC magnetic, electrostatic, and transient electromagnetic fields; thermal analysis; parametric modeling; and optimization. Additionally, Maxwell produces highly accurate equivalent circuits for inclusion within Ansoft's SIMPLORER(R) and other circuit tools.

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

     PEmag is a specialized software package for power electronics engineers wishing to perform advanced electromagnetic and signal analysis of magnetic components. PEmag is especially well suited for the design of custom magnetic components with ferrite cores used in high frequency applications.

     RMxprt helps electric-machine manufacturers capitalize on this growing opportunity by allowing designers to make sizing decisions and to estimate performance during the initial stage of the design process. RMxprt is an ideal tool for calculating critical design parameters, such as torque vs. speed, power loss, flux in the air gap, and efficiency.

Ansoft's Add-On Modules

     AnsoftLinks provides unidirectional and bidirectional links for streamlining data import and exportation between Ansoft's products and popular electronic design automation (EDA) packages and Mechanical CAD
     (MCAD) packages. EDA links include such companies as Cadence(R), Zuken(R), and Avant!(R). MCAD links include IGES and STEP formats common to ProE, Catia and Unigraphics.

     Full-Wave Spice is an add-on module for Ansoft's electromagnetic field solvers enabling SPICE transient analysis of interconnects for gigabit ethernet, optoelectronic packaging, and other broadband communications design. Full-Wave Spice provides high-bandwidth SPICE models at the touch of a button. This capability enables engineers to design electronic and communication components while taking Gigahertz-frequency effects into account.

     Optimetrics is an add-on module for Ansoft's electromagnetic field solvers which provides integrated parametrics and optimization. Optimetrics is a smart parametrics and optimization engine that allows users to perform parametric analysis, optimization, sensitivity analysis, and other design studies from an easy to use interface.

RESEARCH AND DEVELOPMENT

Ansoft has a team of research engineers focused on the mathematical and physical underpinnings of the Company's simulation algorithms. Dr. Zoltan Cendes, a founder of the Company, serves as the technical leader of the group. By virtue of over 15 years of research and development by Dr. Cendes prior to the Company's inception in 1984, and by its internal research and development staff thereafter, Ansoft has pioneered the following technologies: automatic and adaptive convergence to solutions, asymptotic waveform evaluation for spectral domain solutions, transfinite elements, edge elements and tangential vector finite elements and fast multipole acceleration algorithms.

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

As of April 30, 2002, Ansoft's research and development group consisted of 155 employees. During fiscal 2002, 2001 and 2000, total research and development expenses were $17.7 million, $12.7 million and $10.2 million, respectively.

On July 17, 2000, Ansoft announced its formation of Altra Broadband to pursue the development of critical intellectual property and products for broadband wireless and optical communications. Altra's research and development group consisted of 27 employees. During fiscal 2002 and 2001 research and development expenses for Altra Broadband were $4.4 million, and $1.7 million, respectively.


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

In North America, the Company maintains sales and support offices in Arizona, California, Florida, Illinois, Massachusetts, Michigan, New Jersey, Ohio, Texas, Wisconsin, and Pennsylvania. In Asia-Pacific, the Company maintains sales and support offices in Japan, Korea, Singapore, Taiwan, and China. In Europe, the Company maintains sales and support offices in England, Germany, France, Italy and Sweden. As of April 30, 2002, the Company had a direct sales force of 51 representatives, supported by 112 employees in application engineering, marketing and sales administration.

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

CUSTOMER SERVICE AND SUPPORT

Ansoft offers customers annual one-year maintenance contracts that may be purchased for 15% of the list price of the respective software product. Customer support services include on-line and telephone support for design engineers and on-site and in-house training on all products. Customers with maintenance agreements receive product enhancement releases. Product upgrades that add significant new functionality are provided for an additional fee.

We offer a variety of training programs for customers ranging from introductory level courses to advanced training for an additional fee.

COMPETITION

The electronic design automation software market in which Ansoft competes is intensely competitive and subject to rapid change. In general, competition comes from major EDA vendors, many of which have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than Ansoft. These companies also have established relationships with current and potential customers of Ansoft. Certain Ansoft software products currently compete with certain software offerings from Agilent Corporation. Ansoft also competes directly with certain privately-held companies. Ansoft also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of which design and develop customized design tools for their particular needs. In addition, the EDA industry has become increasingly concentrated in recent years as a result of acquisitions, and further concentration within the EDA industry could result in increased competition for Ansoft. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could seriously harm Ansoft's business, operating results or financial condition. Ansoft may be unable to compete successfully against current and future competitors, and competitive pressures faced by Ansoft could seriously harm Ansoft's business, operating results and financial condition.

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

EMPLOYEES

As of April 30, 2002, Ansoft had a total of 346 employees, including 155 in research and development, 163 in sales, marketing, and customer support services and 28 in administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. Many of the our employees are highly skilled, and there is no assurance that the Company will be able to attract and retain sufficient technical personnel in the future.

RISK FACTORS

Our Future Operating Results Are Uncertain.
Ansoft has incurred net losses in each of the years in the three year period ending April 30, 2001. During the fiscal year ended April 30, 2002, Ansoft had net income of $1.2 million. There can be no assurance that Ansoft's revenue and net income will grow or be sustained in future periods or that Ansoft will be profitable in any future period. Future operating results will depend on many factors, including the degree and the rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft's products, the level of product and price competition, the ability of Ansoft to develop and market new products and to control costs, the ability of Ansoft to expand its direct sales force and the ability of Ansoft to attract and retain key personnel.

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

Businesses Or Assets We Acquire May Not Perform As Projected.
We have acquired or merged with a number of technologies, assets and companies in recent years, including the following: Agilent Technologies' HFSS product line, SIMEC GmbH, Pacific Numerix Corporation, Compact Software, Inc., the Electronic Business Unit of MacNeal Schwendler Company and Boulder Microwave Technologies, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. The foregoing factors could seriously harm our business, financial condition and results of operations.

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

We Depend On International Sales for a Significant Percentage Of Our Revenue. International revenue, principally from Asian customers, accounted for approximately 55% and 53% of our total revenue in the years ended April 30, 2002 and 2001, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

We Need To Successfully Manage Our Expanding Operations.
Ansoft has experienced rapid growth in recent years which has placed and could continue to place a significant strain on its managerial and other resources. Revenues have grown from $6.2 million in fiscal 1995 to $53.4 million in fiscal year 2002, and the number of employees has grown from 69 in April 1996 to 346 as of April 30, 2002. Ansoft's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft's business, financial condition and results of operations.

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

We Are Controlled By Our Principal Stockholders And Management Which May Limit Your Ability To Influence Stockholder Matters.
Our executive officers, directors and principal stockholders own approximately 47% of the outstanding shares of Ansoft common stock. As a result, they have the ability to effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders.

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

ITEM 2. PROPERTIES

Ansoft occupies approximately 28,000 square feet of space at its headquarters in Pittsburgh, Pennsylvania under a lease expiring in 2006. The Company also leases sales and support offices in Arizona, California, Colorado, New Jersey, Wisconsin, Europe and Asia. Our current aggregate annual rental expenses for these facilities is approximately $2.2 million. Ansoft believes that its existing facilities are adequate for its current needs and that suitable additional space will be available when needed.

ITEM 3. LEGAL PROCEEDINGS

Ansoft is not a party to any litigation and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, consolidated operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 4.(A)        EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning each of the executive officers of the Company:

                  NAME              AGE                TITLE
                  ----              ---                -----
        Zoltan J. Cendes, Ph.D.      56  Chief Technology Officer
        Nicholas Csendes.......      58  President, and Chief Executive Officer
        Thomas Miller .........      55  Executive Vice President
        Anthony L. Ryan........      34  Chief Financial Officer

Dr. Zoltan J. Cendes is a founder of Ansoft and has served as Chairman of the Board of Directors of the Company and its chief research scientist since its formation in 1984. Since 1982, Dr. Cendes has been a university professor in electrical and computer engineering at Carnegie Mellon University. Dr. Cendes has lectured throughout North America, Europe and Asia on the topic of electromagnetics and finite element analysis and has published over 200 publications on these topics. Dr. Cendes directs the research efforts of Ansoft.

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

                                                               HIGH       LOW
                                                               ----       ---
      FISCAL YEAR ENDED APRIL 30, 2003
        1st Quarter (through July 15, 2002)..............    $ 12.100   $ 5.700

      FISCAL YEAR ENDED APRIL 30, 2002
        1st Quarter......................................    $ 19.250   $ 9.080
        2nd Quarter......................................      17.800     9.030
        3rd Quarter......................................      19.200    12.950
        4th Quarter......................................      18.890    11.310

      FISCAL YEAR ENDED APRIL 30, 2001
        1st Quarter......................................    $ 16.000   $ 7.125
        2nd Quarter......................................      16.625     9.000
        3rd Quarter......................................      10.500     5.750
        4th Quarter......................................      11.688     7.500


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

On July 15, 2002, the Company had 357 shareholders of record, of which certain of the recordholders were registered clearing agencies holding common stock on behalf of participants of such clearing agencies.

ITEM 6. SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

The selected condensed consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto appearing elsewhere herein.

                                                           FISCAL YEAR ENDED APRIL 30,
                                             ----------------------------------------------------
                                              2002      2001        2000        1999        1998
                                            -------   -------     -------     -------     -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
   CONSOLIDATED STATEMENT OF OPERATIONS
   DATA
   Revenue:
   License                                  $36,683   $29,951     $22,709     $15,705     $17,577
   Service and other                         16,752    13,607      10,782       8,770       8,706
                                            -------   -------     -------     -------     -------
   Total revenue                             53,435    43,558      33,491      24,475      26,283
                                            -------   -------     -------     -------     -------
   Costs and expenses:
   Sales and marketing                       26,195    23,079      19,421      17,061      12,643
   Research and development                  13,345    11,044      10,176       8,391       7,299
   Research and development
      - Altra Broadband                       4,360     1,667          --          --          --
   General and administrative                 4,555     3,667       3,322       2,937       2,322
   Amortization                               4,709     2,430       2,512       1,691       1,495
                                            -------   -------     -------     -------     -------
   Total costs and expenses                  53,164    41,887      35,431      30,080      23,759
                                            -------   -------     -------     -------     -------
   Income (loss) from operations                271     1,671      (1,940)     (5,605)      2,524
   Other income (expense),  net               1,347    (1,608)      1,640       1,587         549
                                            -------   -------     -------     -------     -------
   Income (loss) before income taxes          1,618        63        (300)     (4,018)      3,073
   Income tax expense (benefit)                 404       908         (66)     (1,210)     (1,000)
                                            -------   -------     -------     -------     -------
   Net income (loss)                        $ 1,214   $  (845)    $  (234)    $(2,808)    $ 4,073
                                            =======   =======     =======     =======     =======
   Basic net income (loss) per share        $  0.10   $ (0.07)    $ (0.02)    $ (0.25)    $  0.42
                                            =======   =======     =======     =======     =======
   Diluted net income (loss) per share      $  0.09   $ (0.07)    $ (0.02)    $ (0.25)    $  0.39
                                            =======   =======     =======     =======     =======
   Weighted average shares outstanding -
   basic                                     11,844    11,690      11,460      11,310       9,681
   Weighted average shares outstanding -
   diluted                                   13,649    11,690      11,460      11,310      10,521


                                                                      APRIL 30,
                                            -----------------------------------------------------
                                              2002      2001        2000        1999        1998
                                            -------   -------     -------     -------     -------
                                                                (IN THOUSANDS)
   CONSOLIDATED BALANCE SHEET DATA
   Cash and cash equivalents                $ 5,269   $ 9,412     $ 2,594     $ 2,489     $20,677
   Working capital                            7,497    11,653       9,131       7,684      27,579
   Total assets                              68,224    57,973      53,610      52,630      49,180
   Long term liabilities                     10,520     9,060       9,194       7,446         416
   Total stockholders' equity                43,647    41,595      39,047      40,863      45,520



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

CRITICAL ACCOUNTING POLICIES

Ansoft's critical accounting policies are as follows:


o  Revenue Recognition
o  Valuation of Accounts Receivable
o  Impairment of Long-Lived Assets
o  Impairment of Marketable Securities Available for Sale
o  Deferred Tax Asset Valuation Allowance

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

Postcontract customer support ("PCS") is bundled with the initial licensing fee and is recognized together with the initial licensing fee on delivery of the software if collectibility of the resulting receivable is probable, enhancements are limited to bug fixes covered by warranty provisions, and the costs of providing these services are expected to be insignificant. During the year ended April 30, 2002, the Company changed the PCS period bundled with the initial licensing from a one-year period to a three-month period. Revenue related to the three-month PCS is deferred and recognized ratably over the term of the agreement. Revenue related to all other PCS arrangements is deferred and recognized ratably over the term of the agreement. Revenue from customer training, support and other services is recognized as the service is performed.

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

The judgments used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See also the "Additional Risk Factors" section of this Management's Discussion and Analysis.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue of each item in the Company's consolidated statements of operations:

                                                  PERCENTAGE OF REVENUE
                                                FISCAL YEAR ENDED APRIL 30,
                                              -------------------------------
                                              2002         2001          2000
                                              ----         ----          ----
    Revenue:
      License                                   69%          69%           68%
      Service and other                         31           31            32
                                              ----         ----          ----
        Total revenue                          100          100           100
                                              ----         ----          ----
    Costs and expenses:
      Sales and marketing                       49           53            58
      Research and development                  25           25            30
      Research and development - Altra           8            4            --
    Broadband
      General and administrative                 9            8            10
      Amortization                               9            6             8
                                              ----         ----          ----
        Total costs and expenses                99           96           106
                                              ----         ----          ----
    Income (loss) from operations                1            4            (6)
    Other income (expense), net                  2           (4)            5
                                              ----         ----          ----
    Income (loss) before income taxes            3            0            (1)
    Income tax expense (benefit)                 1            2            --
                                              ----         ----          ----
    Net income (loss)                            2%          (2)%          (1)%
                                              ====         ====          ====



YEAR ENDED APRIL 30, 2002 COMPARED WITH YEAR ENDED APRIL 30, 2001

Revenue. Total revenue for the year ended April 30, 2002 increased 23% to $53.4 million from $43.6 million in the previous fiscal year. License revenue increased 22% to $36.7 million from $30.0 million. The increase is primarily attributable to strong demand from North American and European customers. Service and other revenue increased by 23% due to the continued growth of the installed base of customers under annual maintenance agreements. This increase was partially offset by a reduction in contract revenue due to the completion of certain contracts in the previous year. Excluding contract revenue, service and other revenue increased by 27%. The growth in the installed base of customers under annual maintenance agreements has also resulted in the increase in deferred revenue as of April 30, 2002.

International revenue accounted for 55% and 53% of the Company's total product revenue in the years ended April 30, 2002 and 2001, respectively. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and international distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 14% to $26.2 million in the year ended April 30, 2002, as compared to $23.1 million in the previous fiscal year. The increase is attributable to an increase in the Company's sales levels, in addition to increased marketing efforts such as advertising in trade publications and participation in industry trade shows. Sales and marketing expenses represented 49% and 53% of total revenue in the years ended April 30, 2002 and 2001, respectively. Ansoft expects that sales and marketing expenses will increase in absolute dollars in future periods.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses increased by 39% to $17.7 million in the year ended April 30, 2002, as compared to $12.7 million in the previous fiscal year. The increase is due to the research and development efforts of Altra Broadband and the continued research and development efforts for Ansoft's current and future software products. Research and development expenses represented 33% (25% excluding Altra Broadband expense) and 29% (25% excluding Altra Broadband expense) of total revenue in the years ended April 30, 2002 and 2001, respectively. Ansoft anticipates that research and development expenses will increase in absolute dollars in future periods as Ansoft continues development of its existing and new software products and Altra Broadband increases its efforts to develop critical intellectual property and products for broadband wireless and optical communications.

General and administrative expenses. General and administrative expenses increased by 24% to $4.6 million in the year ended April 30, 2002, as compared to $3.7 million in the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 9% and 8% of total revenue in the years ended April 30, 2002 and 2001, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

Amortization expense. Amortization expense in the year ended April 30, 2002 was $4.7 million, as compared to $2.4 million in the previous fiscal year. The increase was due to the amortization of intangibles acquired in the SIMEC and Agilent transactions.

Other income (expense), net. Other income (expense) for the year ended April 30, 2002 was $1.3 million, compared to $(1.6) million reported for the previous fiscal year. The increase is due primarily to other than temporary declines in the value of certain investments within the investment portfolio in the prior year, partly offset by lower interest rates earned in the current period.

Income tax expense (benefit). In the years ended April 30, 2002 and 2001, the Company recorded a tax expense of $404,000 and $908,000, respectively. The Company has recorded research and development credit carryforwards of $337,000 as of April 30, 2002. In addition, the Company is in process of determining the research and development credits for the years prior to fiscal 2001 that have not been recorded. These credits, once quantified, will be available to reduce future federal income taxes, if any, through April 30, 2022.

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

General and administrative expenses. General and administrative expenses increased by 10% to $3.7 million in the year ended April 30, 2001, as compared to $3.3 million in the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 8% and 10% of total revenue in the years ended April 30, 2001 and 2000, respectively. The Company anticipates that general and administrative expenses will increase in absolute dollars in future periods.

Amortization expense. Amortization expense was $2.4 million in the year ended April 30, 2001, comparable to $2.5 million in the previous fiscal year.

Other income (expense), net. For the year ended April 30, 2001 other income (expense), net was $(1.6) million, as compared to $1.6 million in the previous fiscal year. The decrease is primarily due to realized losses on securities transactions and other than temporary declines in value of certain investments within the investment portfolio. Interest expense decreased from the prior year due to lower borrowing rates.

Income tax expense (benefit). In the years ended April 30, 2001 and 2000, the Company recorded a tax expense (benefit) of $908,000 and ($66,000), respectively.

QUARTERLY RESULTS OF OPERATIONS

The following table presents unaudited quarterly results for each quarter of fiscal 2002 and fiscal 2001. The information has been prepared on a basis consistent with the Company's annual consolidated financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for such periods. The Company's quarterly results have been in the past, and may be in the future, subject to fluctuations due to increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and the size and timing of significant license transactions. The Company believes that results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. The Company's business has been cyclical, with revenues in the first fiscal quarter typically lower than the fourth quarter of the preceding fiscal year.

                                                      FISCAL 2002                                    FISCAL 2001

                                      APRIL 30,  JAN. 31,   OCT. 31,    JULY 31,    APRIL 30,   JAN. 31,   OCT. 31,    JULY 31,
                                        2002       2002       2001        2001        2001        2001       2000        2000
                                      --------   --------   --------    --------    --------    --------   --------    --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue                         $ 15,609   $ 14,065   $ 12,540    $ 11,221    $ 14,066    $ 11,122   $  9,664    $  8,706
Income (loss) from operations         $  1,308   $    548   $   (471)   $ (1,114)   $  1,702    $    973   $   (233)   $   (771)
Net income (loss)                     $  1,186   $    591   $    (65)   $   (498)   $ (1,471)   $    707   $    155    $   (236)
Basic net income (loss) per share     $   0.10   $   0.05   $  (0.01)   $  (0.04)   $  (0.13)   $   0.06   $   0.01    $  (0.02)
Diluted net income (loss) per share   $   0.09   $   0.04   $  (0.01)   $  (0.04)   $  (0.13)   $   0.06   $   0.01    $  (0.02)
Weighted average number of shares
outstanding
    - basic                             11,907     11,864     11,836      11,722      11,709      11,698     11,720      11,645
    - diluted                           13,844     13,592     11,836      11,722      11,709      12,648     13,206      11,645


LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2002, Ansoft had $5.3 million in cash and cash equivalents and working capital of $7.5 million. Net cash provided by operating activities was $4.4 million, $11.8 million and $2.3 million in fiscal 2002, 2001, and 2000, respectively.

Net cash used in investing activities, consisting primarily of investments in acquired businesses in 2002 and 2001, and purchases of marketable securities in 2000, was $11.2 million, $5.0 million, and $3.9 million in fiscal 2002, 2001, and 2000, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $2.6 million, $1.7 million and $1.4 million in fiscal 2002, 2001, and 2000, respectively. Net cash provided by financing activities, consisting primarily of proceeds from the issuance of common stock in 2002 and 2001, and of proceeds drawn on the line of credit in fiscal 2000, were $3.2 million, $66,000 and $1.9 million in fiscal 2002, 2001, and 2000, respectively. Funds used for the purchase of treasury stock were $70,000, $970,000 and $162,000 in fiscal 2002, 2001, and 2000, respectively.

Ansoft has available a $15.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2003, and is secured by the marketable securities held with the institution. As of April 30, 2002, $10.0 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

A summary of Ansoft's significant contractual obligations and commitments is as follows (in 000s):

                               Debt         Operating Leases     Capital Leases

Fiscal   2003                   -                 1,430                368
         2004                 10,000              1,145                368
         2005                   -                   887                112
         2006                   -                   705                 -
         2007                   -                   110                 -

Acquisitions. Effective May 3, 2001, Ansoft entered into a Technology License and Transition Agreement in which Agilent has agreed to license its High Frequency Structure Simulator (HFSS) software product line and transfer customer obligations for Agilent HFSS software to Ansoft. The Agilent transaction was accounted for as an acquisition of intangible assets.

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

Goodwill and intangible assets acquired prior to July 1, 2001 continue to be amortized and tested for impairment in accordance with pre-SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provisions of SFAS No. 142, intangible assets with definite useful lives are amortized to their estimatable residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives are tested for impairment annually in lieu of being amortized.

SFAS No. 142 must be adopted in fiscal years beginning after December 15, 2001 as of the beginning of the fiscal year (effective for the Company's fiscal year beginning May 1, 2002). The Company's current yearly amortization of intangible assets is approximately $4.7 million. Upon adoption of SFAS No. 142, current yearly amortization is expected to be approximately $4.0 million. The Company does not expect any transitional impairment loss will be required upon adoption.

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

The following table presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at April 30, 2002.



                                                                          APRIL 30,
                                    -----------------------------------------------------------------------------------
                                        2003       2004         2005         2006        2007      THEREAFTER     TOTAL
                                                                 (AMOUNTS IN THOUSANDS)
Fixed Rate Debt Securities                --     $    546          --       $ 1,067     $ 1,028     $ 1,020      $ 3,661
Average % Rate                            --         6.43%         --          6.78%       7.09%       6.78%        6.81%

Marketable Equity Securities         $18,818           --          --            --          --          --      $18,818
Average % Rate                          7.25%          --          --            --          --          --         7.25%

Variable Rate Debt                        --     $ 10,000          --            --          --          --      $10,000
Average % Rate                            --         2.49%         --            --          --          --         2.49%



Foreign Currency Risk. The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. As of April 30, 2002, the Company had no hedging contracts outstanding. The Company assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has not been a change of accountants in the past 24 months nor has any disagreement on any matter of accounting principles or practices been reported on Form 8-K during the same period.

ITEM 8.   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
Independent Auditors' Report                                               20

Consolidated Balance Sheets as of April 30, 2002 and 2001                  21

Consolidated Statements of Operations for the fiscal years ended
   April 30, 2002, 2001 and 2000                                           22

Consolidated Statements of Stockholders' Equity and Comprehensive
   Income for the fiscal years ended April 30, 2002, 2001 and 2000         23

Consolidated Statements of Cash Flows for the fiscal years ended
   April 30, 2002, 2001 and 2000                                           24

Notes to Consolidated Financial Statements                                 25

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts                            35

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ansoft Corporation:

We have audited the accompanying consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended April 30, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ansoft Corporation and subsidiaries as of April 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Pittsburgh, Pennsylvania
May 29, 2002

                       ANSOFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 April 30,      April 30,
                                                                   2002           2001
                                                                 --------       --------
Assets
Current assets
Cash and cash equivalents                                        $  5,269       $  9,412
Accounts receivable, net of allowance for doubtful accounts
  of $621 and $221, respectively                                   15,044          8,209
Deferred income taxes                                                 236             84
Prepaid expenses and other assets                                   1,005          1,266
                                                                 --------       --------
Total current assets                                               21,554         18,971

Equipment and furniture                                             5,714          5,020
Marketable securities                                              22,479         22,425
Other assets                                                          367             73
Deferred taxes - non current                                        4,484          2,543
Intangible assets, net                                             13,626          8,941
                                                                 --------       --------
Total assets                                                     $ 68,224       $ 57,973
                                                                 ========       ========


Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses                            $  3,292       $  2,034
Note Payable                                                        1,850           --
Deferred revenue                                                    8,915          5,284
                                                                 --------       --------
Total current liabilities
                                                                   14,057          7,318

Line of credit                                                     10,000          9,000
Other liabilities                                                     520             60
                                                                 --------       --------

Total liabilities                                                  24,577         16,378

Stockholders' equity
Preferred stock, par value $0.01 per share; 1,000 shares
   authorized, no shares outstanding                                 --             --
Common stock, par value $0.01 per share; 25,000 shares
   authorized; issued and outstanding 12,196 and
   11,960 shares, respectively                                        122            119
Additional paid-in capital                                         54,939         52,684
Treasury stock, 263 and 256 shares, respectively                   (1,671)        (1,601)
Other accumulated comprehensive income (loss)                      (1,704)          (354)
Accumulated deficit                                                (8,039)        (9,253)
                                                                 --------       --------
Total stockholders' equity                                         43,647         41,595

Total liabilities and stockholders' equity                       $ 68,224       $ 57,973
                                                                 ========       ========


          See accompanying notes to consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


    FISCAL YEAR ENDED APRIL 30,                      2002           2001           2000
    ---------------------------                    --------       --------       --------
Revenue:
License                                            $ 36,683       $ 29,951       $ 22,709
Service and other                                    16,752         13,607         10,782
                                                   --------       --------       --------
Total revenue                                        53,435         43,558         33,491
                                                   --------       --------       --------
Costs and expenses:
Sales and marketing                                  26,195         23,079         19,421
Research and development                             13,345         11,044         10,176
Research and development
   - Altra Broadband                                  4,360          1,667           --
General and administrative                            4,555          3,667          3,322
Amortization                                          4,709          2,430          2,512
                                                   --------       --------       --------
Total costs and expenses                             53,164         41,887         35,431
                                                   --------       --------       --------
Income (loss) from operations                           271          1,671         (1,940)
Other income (loss)                                   1,878         (1,108)         2,153
Interest expense                                       (531)          (500)          (513)
                                                   --------       --------       --------
Income (loss) before income taxes                     1,618             63           (300)
Income taxes expense (benefit)                          404            908            (66)
                                                   --------       --------       --------
Net income (loss)                                  $  1,214       $   (845)      $   (234)
                                                   ========       ========       ========
Basic net income (loss) per share                  $   0.10       $  (0.07)      $  (0.02)
                                                   ========       ========       ========
Diluted net income (loss) per share                $   0.09       $  (0.07)      $  (0.02)
                                                   ========       ========       ========
Weighted average shares outstanding - basic          11,844         11,690         11,460
Weighted average shares outstanding - diluted        13,649         11,690         11,460


See accompanying notes to consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                           OTHER
                                                                   ADDITIONAL                                         ACCUMULATED
                             COMPREHENSIVE       COMMON STOCK        PAID-IN       TREASURY STOCK      ACCUMULATED   COMPREHENSIVE
                             INCOME (LOSS)     SHARES     AMOUNT     CAPITAL    SHARES       AMOUNT      DEFICIT     INCOME (LOSS)
                             -------------    ------------------   ----------  ---------------------  ------------   -------------
Balance, April 30, 1999                        11,658      $116     $ 51,490      (283)     $(1,556)     $(8,174)       $(1,013)
Purchase of treasury stock                         --        --           --       (23)        (162)          --             --
Issuance of common stock                          122         1          466       105          587           --             --
Net loss                        $  (234)           --        --           --        --           --         (234)            --
Foreign currency
   translation                     (206)           --        --           --        --           --           --           (206)
Change in unrealized loss
   on marketable securities      (2,268)           --        --           --        --           --           --         (2,268)
                                -------
Comprehensive Income (loss)     $(2,708)           --        --           --        --           --           --             --
                                               ------      ----     --------    ------      -------      -------        -------

Balance, April 30, 2000                        11,780      $117     $ 51,956      (201)     $(1,131)     $(8,408)       $(3,487)
Purchase of treasury stock                         --        --           --      (127)        (970)          --             --
Issuance of common stock                          180         2          728        72          500           --             --
Net income                      $  (845)           --        --           --        --           --         (845)            --
Foreign currency
   translation                       15            --        --           --        --           --           --             15
Reclassification adjustment       3,583            --        --           --        --           --           --          3,583
Change in unrealized loss
   on marketable securities        (465)           --        --           --        --           --           --           (465)
                                -------
Comprehensive Income (loss)     $ 2,288            --        --           --        --           --           --             --
                                               ------      ----     --------    ------      -------      -------        -------

Balance, April 30, 2001                        11,960      $119     $ 52,684      (256)     $(1,601)     $(9,253)       $  (354)
Purchase of treasury stock                         --        --           --        (7)         (70)          --             --
Issuance of common stock                          236         3        1,335        --           --           --             --
Tax effect of stock option
   exercises                                       --        --          920        --           --           --             --
Net income                      $ 1,214            --        --           --        --           --        1,214             --
Foreign currency
   translation                     (525)           --        --           --        --           --           --           (525)
Reclassification adjustment         117            --        --           --        --           --           --            117
Change in unrealized loss
   on marketable securities        (942)           --        --           --        --           --           --           (942)
                                -------
Comprehensive Income (loss)     $  (136)           --        --           --        --           --           --             --
                                               ------      ----     --------    ------      -------      -------        -------
Balance, April 30, 2002                        12,196      $122     $ 54,939      (263)     $(1,671)     $(8,039)       $(1,704)


See accompanying notes to consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                           FISCAL YEAR ENDED APRIL 30,
                                                     --------------------------------------
                                                       2002           2001           2000
                                                     --------       --------       --------
Cash flows from operating activities
Net income (loss)                                    $  1,214       $   (845)      $   (234)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
Depreciation                                            1,936          1,662          1,090
Amortization                                            4,709          2,430          2,512
Deferred taxes                                         (2,093)           611            (79)
Non cash charge on marketable securities                  117          3,629           --
Changes in assets and liabilities, net of
   effect from acquisitions                            (6,835)         2,341         (1,905)
Accounts receivable
Prepaid expenses and other assets                         261           (325)          (232)
Other long-term assets and liabilities, net               166            194            125
Accounts payable and accrued expenses                   1,258            657            324
Deferred revenue                                        3,631          1,401            655
                                                     --------       --------       --------
Net cash provided by operating activities               4,364         11,755          2,256
                                                     --------       --------       --------
Cash flows from investing activities
Purchases of equipment and furniture                   (2,630)        (1,693)        (1,416)
Investment in acquired businesses                      (7,544)        (2,025)          (724)
Purchases of marketable securities                       (996)        (1,291)        (1,716)
                                                     --------       --------       --------
Net cash used in investing activities                 (11,170)        (5,009)        (3,856)
                                                     --------       --------       --------
Cash flows from financing activities
Proceeds from (repayments of) line of credit,
   net                                                  1,000           (194)         1,748
Purchase of treasury stock                                (70)          (970)          (162)
Proceeds from the issuance of common stock, net         2,258          1,230            325
                                                     --------       --------       --------
Net cash provided by financing activities               3,188             66          1,911
                                                     --------       --------       --------
Net increase (decrease) in cash and cash
   equivalents                                         (3,618)         6,812            311
Effect of exchange rate changes                          (525)             6           (206)
Cash and cash equivalents at beginning of year          9,412          2,594          2,489
                                                     --------       --------       --------
Cash and cash equivalents at end of year             $  5,269       $  9,412       $  2,594
                                                     ========       ========       ========
Supplemental disclosures of cash flow
   information
  Cash paid for interest                             $    414       $    453       $    458
                                                     ========       ========       ========
  Cash paid for income taxes                         $    203       $    182       $      6
                                                     ========       ========       ========

Non Cash Transaction
As part of the Technology License and Transition Agreement with Agilent, the Company agreed to pay Agilent $1,850 on October 31, 2002. Such liability is recorded as a note payable on the accompanying consolidated balance sheets as of April 30, 2002.

Capital lease obligations of $1,013 were incurred when the company entered into various leases for equipment.

See accompanying notes to consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. Estimates which are particularly significant to the consolidated financial statements include deferred revenue, the allowance for doubtful accounts, future cash flows related to long-lived assets, other than temporary declines in the market value of securities, and the deferred tax valuation allowance.

Cash Equivalents

Cash equivalents include only highly liquid debt instruments purchased with original maturity dates of three months or less.

Marketable Securities

Marketable securities consist of corporate bonds, bond and government agency mutual funds, and equity securities and are classified as available for sale as of April 30, 2002 and 2001. Marketable securities available for sale are recorded at fair market value based on quoted market prices and any unrealized gains or losses are recorded as a separate component of stockholders' equity. Costs of investments sold/held are determined on the average cost method. An impairment charge is recorded if a decline in the market value of any available for sale security below cost is deemed to be other than temporary. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.


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

Intangible Assets

Intangible assets, which represents the excess of purchase price over the fair value of the net assets acquired, consist mainly of customer lists, non-compete agreement, established workforce, and purchased technology which are being amortized on a straight line method based upon the estimated useful lives of the assets, which range from three to seven years. The non-compete agreement is a result of the Agilent transaction discussed in note 2. Purchased technology represents acquired software which has been fully developed, achieved technological feasibility, reached commercial viability, and is generating revenue.

Impairment of Long-Lived Assets

Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. If such assets are considered to be impaired, the amount of the impairment is based on the excess of the carrying value over the fair value of the assets. The Company has determined that there has been no impairment to the carrying value of such assets in fiscal 2002, 2001 or 2000.

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

Service and Other Revenue. Postcontract customer support ("PCS") is bundled with the initial licensing fee and is recognized together with the initial licensing fee on delivery of the software if collectibility of the resulting receivable is probable, enhancements are limited to bug fixes covered by warranty provisions, and the costs of providing these services are expected to be insignificant. During the year ended April 30, 2002, the Company changed the PCS period bundled with the initial licensing from a one-year period to a three-month period. Revenue related to the three-month PCS is deferred and recognized ratably over the term of the agreement. Revenue related to all other PCS arrangements is deferred and recognized ratably over the term of the agreement. Revenue from customer training, support and other services is recognized as the service is performed.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented:

                                             INCOME                   PER SHARE
                                             (LOSS)        SHARES       AMOUNT
                                             -------       -------      ------
       FISCAL YEAR ENDED APRIL 30, 2002
      Basic net income (loss) per share      $ 1,214        11,844      $ 0.10

      Effect of dilutive securities:
         Stock options                          --           1,805       (0.01)
                                             -------       -------      ======
      Diluted net income (loss) per
      share                                  $ 1,214        13,649      $ 0.09
                                             =======       =======      ======

       FISCAL YEAR ENDED APRIL 30, 2001
      Basic net income (loss) per share      $  (845)       11,690      $(0.07)

      Effect of dilutive securities:
         Stock options                          --            --          --
                                             -------       -------      ------
      Diluted net income (loss) per
      share                                  $  (845)       11,690      $(0.07)
                                             =======       =======      ======

       FISCAL YEAR ENDED APRIL 30, 2000
      Basic net income (loss) per share      $  (234)       11,460      $(0.02)

      Effect of dilutive securities:
         Stock options                          --            --          --
                                             -------       -------      ------
      Diluted net income (loss) per
      share                                  $  (234)       11,460      $(0.02)
                                             =======       =======      ======


Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") SFAS No. 123 "Accounting for Stock-Based Compensation." This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board ("APB") Opinion No. 25 intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with annual pro forma disclosures of net income and earnings per share.

Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income, net of tax of $0 in 2002, 2001 and 2000, in its consolidated statements of stockholders' equity and comprehensive income.

Fair Value of Financial Instruments

The carrying value and fair value of the Company's receivables, payables and debt obligations are estimated to be substantially the same at April 30, 2002 and 2001.

Reclassification

Certain items and amounts reported in the fiscal 2001 and 2000 financial statements have been reclassified to conform to the current year's reporting format.

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


3. EQUIPMENT AND FURNITURE

Equipment and furniture consist of the following:

                                                               APRIL 30,
                                                         --------------------
                                                           2002         2001
               Computers and equipment                   $11,128      $ 8,851
               Furniture and fixtures                      1,594        1,250
               Leasehold improvements                        546          537
                                                         -------      -------
                                                          13,268       10,638
               Less allowances for depreciation and
               amortization                                7,554        5,618
                                                         -------      -------
                                                         $ 5,714      $ 5,020
                                                         =======      =======

4. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                          APRIL 30,
                                                     --------------------
                                                      2002         2001
                                                     -------      -------
               Customer list                         $18,488      $11,806
               Non-compete                             2,500         --
               Established work force                  2,106        2,106
               Purchased technology                    2,230        2,230
               Trademark                                 212         --
               Goodwill                                1,334        1,334
                                                     -------      -------
                                                      26,870       17,476
               Less allowances for amortization       13,244        8,535
                                                     -------      -------
                                                     $13,626      $ 8,941
                                                     =======      =======

5. MARKETABLE SECURITIES

Marketable securities, classified as available for sale, are summarized as follows:

                                             AMORTIZED   UNREALIZED    UNREALIZED     MARKET
                                               COST         GAIN         (LOSS)        VALUE
                                             ---------   ----------    ----------     ------
             April 30, 2002
               Mutual Funds                   $19,938      $   177      $(1,297)      $18,818
               Corporate Bonds                  3,500          161         --           3,661
                                              -------      -------      -------       -------
             Total marketable securities      $23,438      $   338      $(1,297)      $22,479

             April 30, 2001
               Mutual Funds                   $18,806      $    65      $  (125)      $18,746
               Corporate Bonds                  3,734            2      $   (76)        3,660
               Equity Securities                   19         --           --              19
                                              -------      -------      -------       -------
             Total marketable securities      $22,559      $    67      $  (201)      $22,425


The carrying values of fixed rate debt securities as of April 30, 2002, by maturity, is shown below:

              Due in one to five years             $ 2,641
              Due in five to ten years               1,020
                                                   -------
                                                   $ 3,661
                                                   =======

Gross realized losses were $117, $3,629 and $0 in fiscal year 2002, 2001 and 2000, respectively. Gross realized gains were $0, $46 and $0 in fiscal year 2002, 2001 and 2000, respectively. Cash proceeds from the sale of securities were $0, $351, and $0 in 2002, 2001, and 2000, respectively. In the fourth quarter of fiscal 2001, the Company recorded impairment write-downs of $3,076 reflecting the Company's assessment of other than temporary decline in the value of certain marketable equity securities. Other than temporary impairment is a judgment based on information that develops over a period of time. While the impairment recognized is based on all of the information available at the time of the assessment, other information or economic developments in the future may lead to further impairment.


6. LINE OF CREDIT

The Company has available a $15,000 secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2003 and is secured by the marketable securities held with the institution. As of April 30, 2002, $10,000 was the outstanding balance on the line of credit and the weighted average interest rate was 2.49%. The Company was in compliance with all financial covenants as of April 30, 2002 and 2001.


7. LEASES

The Company leases its corporate headquarters in Pittsburgh, Pennsylvania, and other facilities under operating lease agreements which expire over the next six years. Rental expense incurred by the Company under operating lease agreements totaled $2,209, $1,811 and $1,525 for the years ended April 30, 2002, 2001 and 2000, respectively. The future minimum lease payments for such operating leases as of April 30, 2002, are:

                YEAR ENDING APRIL 30,
                ---------------------
                    2003                $ 1,430
                    2004                  1,145
                    2005                    887
                    2006                    705
                    2007                    110
                                        -------
                                        $ 4,277
                                        =======

The Company entered into certain capital leases for computers and equipment during the current year. The equipment capitalized under these leases had a cost of approximately $1,013. The leases require monthly payments of $31 and are at interest rates ranging from 5.36% to 5.99%.

The future minimum capital lease payments as of April 30, 2002 are:


                YEAR ENDING APRIL 30,
                ---------------------
                    2003                                     $  368
                    2004                                        368
                    2005                                        112
                                                             ------
                    Total minimum payments                      848
                    Less amount representing interest            90
                                                             ------
                    Present value of minimum capital lease
                      payments                                  758
                    Less current installations of
                      obligations                               238
                                                             ------
                    Obligations under capital leases,
                    non-current                              $  520
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

Shares underlying outstanding options under the 1988 Plan and the 1995 Plan are as follows:

                                                 SHARES UNDERLYING
                                                OUTSTANDING OPTIONS
                                            ------------------------------
                                            SHARES               PRICE
                                            ------               -----
         Outstanding, April 30, 1999         2,073            $1.14--$6.00
           Granted                             621          $5.50--$7.3125
           Exercised                          (113)           $1.14--$5.38
           Canceled                           (126)         $2.00--$7.3125
                                            ------          --------------
         Outstanding, April 30, 2000         2,455          $1.75--$7.3125
           Granted                             430           $6.125--$9.75
           Exercised                          (180)          $1.75--$7.313
           Canceled                            (83)           $5.00--$9.75
                                            ------          --------------
         Outstanding, April 30, 2001         2,622            $1.75--$9.75
           Granted                           1,291           $9.03--$13.55
           Exercised                          (219)           $1.75--$9.75
           Canceled                            (57)           $5.00--$9.75
                                            ------          --------------
         Outstanding, April 30, 2002         3,637           $1.75--$13.55
                                            ======

Options to purchase 1,671 shares of common stock were exercisable as of April 30, 2002 and options to purchase 640 shares of common stock were available for future grant as of April 30, 2002.

As permitted under SFAS No. 123, the Company has elected to follow APB No. 25, and related interpretations, in accounting for stock-based awards to employees. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the Company's consolidated financial statements during fiscal 2002, 2001 or 2000.

Pro forma information regarding net income and earnings (loss) per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Stock Purchase Plan, collectively called "options") granted subsequent to April 30, 1995 under the fair value method prescribed by SFAS No.
123. The fair value of options granted in fiscal years 2002, 2001 or 2000 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                             FISCAL YEAR ENDED APRIL 30,
                                           ------------------------------
                                            2002         2001        2000
                                           -----        -----       -----
           Risk-free rate (%)               4.00         5.44        5.50
           Volatility (%)                  75.55        88.96       30.00
           Expected life (in years)         9.90         9.51        8.50
           Dividend yield (%)               0.00         0.00        0.00


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. However, based solely on this analysis, the weighted average estimated fair value of employee stock options granted during 2002, 2001 or 2000 was $8.70, $7.62 and $3.02 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (unaudited):

                                                                      FISCAL YEAR ENDED APRIL 30,
                                                                     ----------------------------
                                                                     2002        2001        2000
                                                                     ----        ----        ----

          Pro forma net income (loss)                               $ (859)    $(1,915)    $(1,590)

          Pro forma net income (loss) per diluted common share      $(0.07)    $ (0.16)    $ (0.14)

Because the Company anticipates making additional grants and options vest over several years, the effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

The following table summarizes information about stock options outstanding as of April 30, 2002:


                                     OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                          ----------------------------------------    --------------------------
                                           WEIGHTED-
                            NUMBER          AVERAGE      WEIGHTED-       NUMBER        WEIGHTED-
         RANGE OF         OUTSTANDING      REMAINING      AVERAGE      EXERCISABLE      AVERAGE
         EXERCISE         AT APRIL 30,    CONTRACTUAL    EXERCISE     AT APRIL 30,     EXERCISE
          PRICES              2002           LIFE          PRICE          2002           PRICE
       --------------     ------------    -----------    ---------    ------------     ---------
        $1.75--$2.00           251           2.2           $1.84           251           $1.84
        $3.50--$5.13         1,223           5.4           $5.05           928           $5.02
         $5.50-$8.25           667           7.4           $6.39           355           $6.40
         $8.31-$9.75           946           9.0           $9.09           137           $9.16
       $12.95-$13.55           550           9.6          $12.98             0


9. EXPORT SALES, MAJOR CUSTOMERS AND CREDIT RISK

Export sales, principally to Asia, accounted for 55%, 53% and 48% of total product revenue in 2002, 2001 and 2000, respectively. Included in export sales to Asia were sales to Japan, which accounted for approximately 18%, 21% and 17% of total revenue in fiscal 2002, 2001 and 2000, respectively. No other foreign country accounted for more than 10% of total revenue during these periods.

The Company markets its software products to customers throughout the world directly and generally does not require collateral. However, letters of credit are obtained from certain international customers prior to shipment. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company believes that it has adequately provided for credit losses.

10. INCOME TAX

The provision for income taxes consists of the following:

                                                           APRIL 30,
                                              -----------------------------------
                                               2002          2001          2000
                                              -------       -------       -------
             Current:
               Federal                        $ 1,611       $   373       $    13
               State                              886           (76)         --
                                              -------       -------       -------
                  Total                         2,497           297            13
             Deferred:
               Federal                         (1,508)          517           (70)
               State                             (585)           94            (9)
                                              -------       -------       -------
                  Total                        (2,093)          611           (79)
                                              -------       -------       -------

             Total expense (benefit) for
               income tax                     $   404       $   908       $   (66)
                                              =======       =======       =======

The Company's actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the statutory federal rate to income before income taxes as a result of the following:

                                                                           APRIL 30,
                                                                -----------------------------
                                                                2002        2001         2000
                                                                -----       -----       -----
              Income tax expense (benefit) at statutory rate    $ 549       $  21       $(102)
              State income tax, net of federal offset             199          12          (6)
              Research and development credit                    (505)       (250)       --
              Change in valuation allowance                        40         989         (18)
              Intangible Amortization                             210        --          --
              Other, net                                          (89)        136          60
                                                                -----       -----       -----
              Actual income tax expense (benefit)               $ 404       $ 908       $ (66)
                                                                =====       =====       =====


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                          APRIL 30,
                                                                    ---------------------
                                                                     2002          2001
                                                                    -------       -------
              Deferred tax assets:
              Net operating loss carryforward                       $   717       $ 1,275
              Allowance for doubtful accounts                           236            84
              Alternative minimum tax credit carryforward               906           247
              Research and development tax credit carryforward          337           250
              Intangible Assets                                       2,608         1,044
              Net unrealized losses on available for sale
                 securities                                           1,786         1,273
                                                                    -------       -------
              Total gross deferred tax assets                         6,590         4,173
              Less valuation allowance                               (1,393)       (1,025)
                                                                    -------       -------
              Net deferred tax assets                                 5,197         3,148
              Deferred tax liabilities:
              Furniture and equipment                                  (477)         (521)
                                                                    -------       -------
              Total gross deferred tax liability                       (477)         (521)
                                                                    -------       -------
              Net deferred taxes                                      4,720         2,627
                                                                    =======       =======

The valuation allowance for deferred tax assets as of May 1, 2001 and 2000 was $1,025 and $1,130, respectively. The net change in the total valuation allowance for the years ended April 30, 2002 and April 30, 2001 was an increase of $368 and a decrease of $105, respectively. A change in the valuation allowance of $328 was recorded in accumulated other comprehensive income relating to marketable securities for the year ended April 30, 2002. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

As of April 30, 2002, the Company had net foreign operating loss carryforwards of $2,110, which are available to offset future foreign taxable income through April 30, 2007. The Company also has alternative minimum tax credit carryforwards of $906 which are available to reduce future federal income taxes, if any, over an indefinite period. The Company has research and development credit carryforwards of $337 as of April 30, 2002. In addition, the Company is in process of determining the extent of available research and development credits for the years prior to fiscal 2001 that have not been recorded. These credits, once quantified, will be available to reduce future federal income taxes, if any, through April 30, 2022.

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

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of quarterly financial information follows:

                                                      FISCAL 2002                                 FISCAL 2001

                                      APRIL 30,  JAN. 31,   OCT. 31,    JULY 31,    APRIL 30,   JAN. 31,   OCT. 31,    JULY 31,
                                        2002       2002       2001        2001        2001        2001       2000        2000
                                      --------   --------   --------    --------    --------    --------   --------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue                         $ 15,609   $ 14,065   $ 12,540    $ 11,221    $ 14,066    $ 11,122   $  9,664    $  8,706
Income (loss) from operations         $  1,308   $    548   $   (471)   $ (1,114)   $  1,702    $    973   $   (233)   $   (771)
Net income (loss)                     $  1,186   $    591   $    (65)   $   (498)   $ (1,471)   $    707   $    155    $   (236)
Basic net income (loss) per share     $   0.10   $   0.05   $  (0.01)   $  (0.04)   $  (0.13)   $   0.06   $   0.01    $  (0.02)
Diluted net income (loss) per share   $   0.09   $   0.04   $  (0.01)   $  (0.04)   $  (0.13)   $   0.06   $   0.01    $  (0.02)
Weighted average number of shares
outstanding                             11,907     11,864     11,836      11,722      11,709      11,698     11,720      11,645
    - basic
    - diluted                           13,844     13,592     11,836      11,722      11,709      12,648     13,206      11,645

PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:

1. Financial statements. The following consolidated financial statements are filed as part of this Annual Report on Form 10-K.

                                                                                                           PAGE
                                                                                                           ----
    Independent Auditors' Report                                                                            20
    Consolidated Balance Sheets as of April 30, 2002 and 2001                                               21
    Consolidated Statements of Operations for the years ended April 30, 2002, 2001 and 2000                 22
    Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended
         April 30, 2002, 2001 and 2000                                                                      23
    Consolidated Statements of Cash Flows for the years ended April 30, 2002, 2001 and 2000                 24
    Notes to Consolidated Financial Statements                                                              25

2. Financial Statement Schedule:

Schedule II--Valuation and Qualifying Accounts for each of the years in the three-year period ended April 30, 2002


FINANCIAL STATEMENT SCHEDULES NOT LISTED ABOVE HAVE BEEN OMITTED BECAUSE THEY ARE INAPPLICABLE, ARE NOT REQUIRED UNDER APPLICABLE PROVISIONS OF REGULATION S-X, OR THE INFORMATION THAT WOULD OTHERWISE BE INCLUDED IN SUCH SCHEDULES IS CONTAINED IN THE REGISTRANT'S FINANCIAL STATEMENTS OR ACCOMPANYING NOTES.

2. Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

         EXHIBIT
         NUMBER                              DESCRIPTION
         -------    ------------------------------------------------------------
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

*Filed herewith

(b) No reports on Form 8-K were filed during the last quarter of fiscal 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 19, 2002

                                        ANSOFT CORPORATION

                                        By  /s/ Nicholas Csendes
                                            -------------------------------
                                        Nicholas Csendes
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 19, 2002.


                     SIGNATURE                          TITLE
                     ---------                          -----

            /s/ Nicholas Csendes          Director, President and Chief
            ----------------------------- Executive Officer (Principal
            Nicholas Csendes              Executive Officer)


            /s/ Zoltan J. Cendes          Director, Chief Technology Officer
            ----------------------------- and Chairman of the
            Zoltan J. Cendes              Board of Directors


            /s/ Thomas A.N. Miller        Director
            -----------------------------
            Thomas A.N. Miller


            /s/ Peter Robbins             Director
            -----------------------------
            Peter Robbins


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


            /s/ John N. Whelihan          Director
            -----------------------------
            John N. Whelihan


            /s/ Jacob White               Director
            -----------------------------
            Jacob White


            /s/ Anthony L. Ryan           Chief Financial Officer (Principal
            ----------------------------- Financial and Accounting Officer)
            Anthony L. Ryan

                  Schedule II-Valuation and Qualifying Accounts
                                 (In thousands)


                            Balance as of        Additions                    Balance as of
                            the Beginning     Charged to Costs                  the End of
                            of the Period       and Expenses    Deductions      the Period
                            -------------      -------------    ----------      -----------
Year ended April 30, 2002
  Allowance for doubtful
      accounts                   221                688           (288)             621
Year ended April 30, 2001
  Allowance for doubtful
      accounts                   221                 86            (86)             221
Year ended April 30, 2000
  Allowance for doubtful
      accounts                   175                 46             --              221