Form 10-Q
period 2002-07-31
ANSOFT CORP
filed 2002-09-10
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For The Quarterly Period Ended July 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of the registrant's Common Stock outstanding as of the close of business on August 30, 2002 was 12,226,132.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                                                          Page
                                                                                                          ----
Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets - July 31, 2002 (unaudited) and April 30, 2002                        1
         Consolidated Statements of Operations (unaudited) - Three months ended
         July 31, 2002 and 2001                                                                            2
         Consolidated Statements of Cash Flows (unaudited)  - Three months ended
         July 31, 2002 and 2001                                                                            3
         Notes to the Consolidated Financial Statements (unaudited)                                        4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             5


Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                 13

Signatures                                                                                                13

Certifications                                                                                            14

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ANSOFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       July 31,        April 30,
                                                         2002            2002
                                                       --------        --------
                                                      (unaudited)
Assets
Current assets
Cash and cash equivalents                              $  4,292        $  5,269
Accounts receivable                                      11,401          15,044
Deferred income taxes                                       236             236
Prepaid expenses and other assets                         1,046           1,005
                                                       --------        --------
Total current assets                                     16,975          21,554

Equipment and furniture                                   5,601           5,714
Marketable securities                                    21,397          22,479
Other assets                                                374             367
Deferred taxes - non current                              5,320           4,484
Intangible assets                                        12,617          13,626
                                                       --------        --------
Total assets                                           $ 62,284        $ 68,224
                                                       ========        ========


Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses                  $  2,284        $  3,292
Note payable                                              1,850           1,850
Deferred revenue                                          8,726           8,915
                                                       --------        --------
Total current liabilities                                12,860          14,057

Line of credit                                           10,000          10,000
Other liabilities                                           439             520
                                                       --------        --------
Total liabilities                                        23,299          24,577

Stockholders' equity
Preferred stock                                            --              --
Common stock                                                122             122
Additional paid-in capital                               55,074          54,939
Treasury stock                                           (2,006)         (1,671)
Other accumulated comprehensive loss                     (2,823)         (1,704)
Accumulated deficit                                     (11,382)         (8,039)
                                                       --------        --------
Total stockholders' equity                               38,985          43,647

Total liabilities and stockholders' equity             $ 62,284        $ 68,224
                                                       ========        ========


See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)



                                               Three months ended July 31,
                                                   2002           2001
                                                 --------       --------
Revenues
    License                                      $  5,045       $  7,559
    Service and other                               4,243          3,662
                                                 --------       --------
Total revenue                                       9,288         11,221

Costs and expenses
    Sales and marketing                             6,524          6,181
    Research and development                        4,041          3,002
    Research and development
     -   Altra Broadband                            1,103            938
    General and administrative                      1,032          1,031
    Amortization                                    1,009          1,183
                                                 --------       --------
Total costs and expenses                           13,709         12,335
                                                 --------       --------
Loss from operations                               (4,421)        (1,114)
Other income, net                                     242            402
                                                 --------       --------
Loss before income taxes                           (4,179)          (712)
Income tax benefit                                    836            214
                                                 --------       --------
Net loss                                         $ (3,343)      $   (498)
                                                 ========       ========

Basic net loss per share                         $  (0.28)      $  (0.04)
                                                 ========       ========
Diluted net loss per share                       $  (0.28)      $  (0.04)
                                                 ========       ========
Weighted average shares used in calculation
    Basic                                          11,940         11,722
                                                 ========       ========
    Diluted                                        11,940         11,722
                                                 ========       ========


See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       JULY 31
                                                              --------------------------
                                                                2002              2001
                                                              --------          --------
      Cash flows from operating activities
      Net loss                                                $ (3,343)         $   (498)
      Adjustments to reconcile net loss to net cash
         provided by operating activities
      Depreciation                                                 496               423
      Amortization                                               1,009             1,183
      Deferred taxes                                              (836)             (310)
      Non cash charge on marketable securities                      78                 -
      Changes in assets and liabilities, net of effect
         from acquisitions                                       3,643             1,282
      Accounts receivable
      Prepaid expenses and other assets                            (41)              108
      Other long-term assets and liabilities, net                  (88)             (237)
      Accounts payable and accrued expenses                     (1,008)              (43)
      Deferred revenue                                            (189)              477
                                                              ---------         --------
      Net cash provided by (used in) operating activities         (279)            2,385
                                                              --------          --------
      Cash flows from investing activities
      Purchases of equipment and furniture                        (383)             (379)
      Investment in acquired businesses                              -            (7,544)
      Purchases of marketable securities                          (273)             (345)
                                                              ---------         ---------
      Net cash used in investing activities                       (656)           (8,268)
                                                              --------          --------
      Cash flows from financing activities
      Purchase of treasury stock                                  (335)                -
      Proceeds from the issuance of common stock, net              135               681
                                                              --------          --------
      Net cash provided by (used in) financing activities         (200)              681
                                                              --------          --------
      Net increase (decrease) in cash and cash equivalents      (1,135)           (5,202)
      Effect of exchange rate changes                              158              (252)
      Cash and cash equivalents at beginning of  period          5,269             9,412
                                                              --------          --------
      Cash and cash equivalents at end of period              $  4,292          $  3,958
                                                              ========          ========
      Supplemental disclosures of cash flow information
        Cash paid for interest                                $     78          $    121
                                                              ========          ========
        Cash paid for income taxes                            $    821          $    127
                                                              ========          ========


Non Cash Transaction

As part of the Technology License and Transition Agreement with Agilent effective May 3, 2001, the Company agreed to pay Agilent $1,850 on October 31, 2002. Such liability is recorded as a note payable on the accompanying consolidated balance sheets as of July 31, 2002.


See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) Basis of Presentation

The unaudited consolidated financial statements include the accounts of Ansoft and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the fiscal year ended April 30, 2002 consolidated financial statements and notes thereto included in Ansoft's annual report on Form 10-K filed with the Securities and Exchange Commission.

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

(2)  Comprehensive income (loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income
(loss) follows:


                                                            Three Months Ended July 31,
                                                    (in thousands, except per share amounts)
                                                          2002                     2001
                                                          ----                     ----
Net loss                                               $  (3,343)                $    (498)
Unrealized loss on marketable securities                  (1,355)                      (78)
Foreign currency translation adjustments                     158                      (252)
                                                       ---------                 ---------
Comprehensive loss                                     $  (4,540)                $    (828)
                                                       =========                 =========

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

(4) Goodwill and Other Intangible Assets

In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and, as a result, the Company has ceased to amortize approximately $1.2 million of goodwill (net of accumulated amortization of $2.2 million). In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in fiscal 2003 and an annual impairment review thereafter. The Company completed a preliminary review during the first quarter of 2003, and will finalize the analysis before the end of the second quarter of 2003. Based on the preliminary analysis, the Company does not expect to record an impairment charge.

The Company reviews the realizability of acquired technology, goodwill and other intangibles on an ongoing basis, and if there is an indication of impairment, the Company performs procedures under the applicable accounting pronouncements to quantify any impairment that exists. Determining the amount of impairment of these assets requires the Company to estimate future cash flows and make judgments regarding discount rates and other variables that impact the net realizable value or fair value of those assets, as applicable. Actual future cash flows and other assumed variables could differ from these estimates. Future impairment charges under existing pronouncements and under SFAS No. 142 could be material.

The following table presents the impact of SFAS No. 142 on net income and net income per share had the standard been in effect for the three months ended July 31, 2001:

                                         Three Months Ended July 31,
                                            2002              2001
                                            ----              ----
                                  (in thousands, except per share amounts)
Reported net loss                        $  (3,343)             (498)
Add back: Goodwill amortization               --                 128
                                         ---------           -------
Adjusted net loss                        $  (3,343)          $  (370)
                                         =========           =======

BASIC EARNINGS PER SHARE:
Reported net loss                        $   (0.28)          $ (0.04)
Add back: Goodwill amortization               --                0.01
                                         ---------           -------
Adjusted net loss                        $   (0.28)          $ (0.03)
                                         =========           =======

DILUTED EARNINGS PER SHARE:
Reported net loss                        $   (0.28)          $ (0.04)
Add back: Goodwill amortization               --                0.01
                                         ---------           -------
Adjusted net loss                        $   (0.28)          $ (0.03)
                                         =========           =======


Other intangible assets amounted to $11.4 million (net of accumulated amortization of $12.0 million) at July 31, 2002. These intangible assets consist primarily of customer lists ($9.4 million net of accumulated amortization of $9.2 million as of July 31, 2002) and purchased technology, trademark, and non-compete agreements entered into in connection with business combinations and are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense in millions is as follows: 2003 - $3.7 million; 2004 - $3.3 million; 2005 - $1.5 million; 2006 - $1.4 million; and
2007 - $1.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this Form 10-Q and in the "Risk Factors"
section included in Ansoft's report on Form 10-K for the fiscal year ended April 30, 2002.

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

Results of Operations

The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:

                                       Three months ended July 31,
                                          2002            2001
                                          ----            ----
Revenues:
License                                     54%             67%
Service and other                           46              33
                                          ----            ----
Total revenue                              100             100

Costs and expenses:
Sales and marketing                         70              55
Research and development                    44              27
Research and development - Altra            12               8
General and administrative                  11               9
Amortization                                11              11
                                          ----            ----
Total costs and expenses                   148             110
                                          ----            ----
Loss from operations                       (48)            (10)
Other income                                 3               4
                                          ----            ----
Loss before income tax benefit             (45)             (6)
Income tax benefit                           9               2
                                          ----            ----
Net loss                                   (36)%            (4)%
                                          ====            ====

Comparison of the Three Months Ended July 31, 2002 and 2001

Revenue. Total revenue in the three-month period ended July 31, 2002 decreased 17% to $9.3 million from $11.2 million in the comparable period of the preceding fiscal year. License revenue during the three-month period ended July 31, 2002 decreased 33% to $5.0 million from $7.6 million during the comparable period in the prior fiscal year. The decrease is primarily attributable to reduced demand from customers due to the economic slowdown, particularly in the telecommunications sector. Service and other revenue in the three-month period ended July 31, 2002 increased by 16% due to the continued growth of the installed base of customers under annual maintenance agreements.

International revenue accounted for 54% and 58% of the Company's total product revenue in the three-month periods ended July 31, 2002 and 2001, respectively. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses increased by 6% to $6.5 million in the three-month period ended July 31, 2002, as compared to $6.2 million in the same period in the previous fiscal year. The increase is attributable to increased sales and marketing efforts such as advertising in trade publications and participation in industry trade shows. Sales and marketing expenses represented 70% and 55% of total revenue in the three-month period ended July 31, 2002 and 2001, respectively. Ansoft expects that sales and marketing expenses will decrease as a percentage of revenue although increase in absolute dollars in future periods.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three-month period ended July 31, 2002 increased 31% to $5.1 million, as compared to $3.9 million for the same period in the previous fiscal year. Excluding Ansoft's investment in Altra Broadband, research and development expenses increased 35%. The increase is mainly due to the continued research and development efforts for Ansoft's current and future software products. Research and development expenses represented 55% (44% excluding Altra Broadband expense) and 35% (27% excluding Altra Broadband expense) of total revenue in the three-month periods ended July 31, 2002 and 2001, respectively. Ansoft anticipates that research and development expenses will decrease as a percentage of revenue and in absolute dollars in future periods. Ansoft is currently reassessing the level of Altra Broadband research and development activity to be conducted in the future. It is currently expected that the level of activity will be reduced from recent historical levels. However, the extent of the reduction has not yet been determined.

General and administrative expenses. General and administrative expenses for the three-month period ended July 31, 2002 was $1.0 million, comparable to the same period in the previous fiscal year. General and administrative expenses represented 11% and 9% of total revenue in the three-month periods ended July 31, 2002 and 2001, respectively. The Company anticipates that general and administrative expenses will decrease as a percentage of revenue but increase slightly in absolute dollars in future periods.

Amortization expense. Amortization expense for the three-month period ended July 31, 2002 was $1.0 million, as compared to $1.2 million in the same period in the previous fiscal year. The decrease was due to the Company ceasing to amortize approximately $1.2 million of goodwill in conjunction with the adoption of SFAS 142, effective May 1, 2002.

Other income. Other income for the three-month period ended July 31, 2002 was $242,000, a decrease from the $402,000 reported for the same period in the previous fiscal year. The decrease is due primarily to lower interest rates and investment returns in the current period.

Income taxes. In the three-month periods ended July 31, 2002 and 2001, the Company recorded income tax benefit of $836,000 and $214,000, respectively. The Company is in process of determining the extent of research and development credits for the years prior to fiscal 2001 that have not been recorded. These credits, once quantified, will be available to reduce future federal income taxes, if any, through April 30, 2022.

Liquidity and Capital Resources

As of July 31, 2002, Ansoft had $4.3 million in cash and cash equivalents and working capital of $4.1 million. Net cash provided by (used in) operating activities in the three-month periods ended July 31, 2002 and 2001 was ($279,000) and $2.4 million, respectively.

Net cash used in investing activities in the three-month periods ended July 31, 2002 and 2001 was $656,000 and $8.3 million, respectively. Capital expenditures were $383,000 and $379,000 in the three-month periods ended July 31, 2002 and 2001, respectively. In the three-month period ended July 31, 2001 the Company invested $7.5 million in acquired businesses. Purchases of marketable securities were $273,000 and $345,000 in the three-month periods ended July 31, 2002 and 2001, respectively.

Net cash provided by (used in) financing activities was ($200,000) and $681,000 in the three-month periods ended July 31, 2002 and 2001, respectively. Proceeds from the issuance of common stock were $135,000 and $681,000 in the three-month periods ended July 31, 2002 and 2001, respectively. Funds used for the purchase of treasury stock were $335,000 in the three-month period ended July 31, 2002.

Ansoft has available a $15.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2003, and is secured by the marketable securities held with the institution. As of July 31, 2002, $10.0 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next year. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

A summary of Ansoft's significant contractual obligations and commitments as of July 31, 2002 is as follows (in thousands):

                        Debt          Operating Leases          Capital Leases
                        ----          ----------------          --------------
Fiscal   2003            -                 $1,073                    $ 276
         2004         $10,000              $1,145                    $ 368
         2005            -                 $  887                    $ 112
         2006            -                 $  705                       -
         2007            -                 $  110                       -


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

In general, postcontract customer support ("PCS") for a three-month period is bundled with the initial licensing fee. Revenue related to the three-month PCS is deferred and recognized ratably over the term of the agreement. Revenue related to all other PCS arrangements is deferred and recognized ratably over the term of the agreement. Revenue from customer training, support and other services is recognized as the service is performed.

Valuation of Accounts Receivable

Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft's history of write-offs, relationships with its customers, and the overall credit worthiness of its customers.

Impairment of Intangible Assets

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

Goodwill

The Company reviews goodwill for impairment based on a comparison of the fair value of the reporting unit (determined to be Ansoft taken as a whole) and its carrying amount. If the carrying amount exceeds fair value, the implied fair value of reporting unit goodwill is compared to the carrying amount of the goodwill and an impairment charge is recorded.

Impairment of Marketable Securities Available for Sale

If a decline in the market value of any available for sale security below cost is deemed to be other than temporary, an impairment charge is recorded. The impairment is charged to earnings and a new cost basis for the security is established. During the three-month period ended July 31, 2002, the marketable securities declined $1.4 million in market value and have declined a total of $2.2 million below cost. This decline is deemed to be temporary. While this assessment is a judgment based on all of the information available at the time of the assessment, other information or economic developments in the future may lead to changes in this assessment.

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

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity's commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002.

Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in reported market risks faced by the Company since April 30, 2002.

Additional Risk Factors that may affect Future Results

Our Future Operating Results Are Uncertain.
During the fiscal year ended April 30, 2002, Ansoft had net income of $1.2 million. Ansoft has incurred net losses in each of the years in the three-year period ending April 30, 2001. There can be no assurance that Ansoft's revenue and net income will grow or be sustained in future periods or that Ansoft will be profitable in any future period. Future operating results will depend on many factors, including the degree and the rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft's products, the level of product and price competition, the ability of Ansoft to develop and market new products and to control costs, the ability of Ansoft to expand its direct sales force and the ability of Ansoft to attract and retain key personnel.

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

We Need To Successfully Manage Our Expanding Operations.

Ansoft has experienced rapid growth in recent years which has placed and could continue to place a significant strain on the its managerial and other resources. Revenues have grown from $26.3 million in fiscal 1998 to $53.4 million in fiscal year 2002. Ansoft's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft's business, financial condition and results of operations.

We Depend On The Growth Of The Communications Semiconductor And Electronics Industries.

Ansoft is dependent upon the communications and semiconductor industry and, more generally, the electronics industry. These industries are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries have experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. Any prolonged significant downturn could be especially severe on Ansoft. During such downturns, the number of new integrated circuit design projects often decreases. Because acquisitions of new licenses from Ansoft are largely dependent upon the commencement of new design projects, any slowdown in these industries could seriously harm Ansoft's business, financial condition and results of operations.

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

                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K during the quarter ended July 31, 2002.

     None.


SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 5, 2002

                                    ANSOFT CORPORATION

                                    By:  /s/ Nicholas Csendes
                                    ---------------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer


                                    By:  /s/ Anthony L. Ryan
                                    ---------------------------------------
                                    Anthony L. Ryan
                                    Chief Financial Officer

CERTIFICATIONS


I, Nicholas Csendes, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Ansoft Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 5, 2002

                                    By:  /s/ Nicholas Csendes
                                    ---------------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer



I, Anthony L. Ryan, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Ansoft Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date: September 5, 2002

                                    By:  /s/ Anthony L. Ryan
                                    ---------------------------------------
                                    Anthony L. Ryan
                                    Chief Financial Officer


Explanatory Note Regarding Certifications: Representations 4, 5 and 6 of the Certifications as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.