Form 10-Q
period 2002-10-31
ANSOFT CORP
filed 2002-12-09
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For The Quarterly Period Ended October 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of the registrant's Common Stock outstanding as of the close of business on December 2, 2002 was 12,226,132.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                                                   Page
                                                                                                   ----
Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets - October 31, 2002 (unaudited) and April 30, 2002               1
         Consolidated Statements of Operations (unaudited) - Three and six months ended
         October 31, 2002 and 2001                                                                   2
         Consolidated Statements of Cash Flows (unaudited)  - Three and six months ended
         October 31, 2002 and 2001                                                                   3
         Notes to the Consolidated Financial Statements (unaudited)                                  4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       6
Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                  13
Item 4.  Controls and Procedures                                                                    13


Part II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                        14
Item 6.  Exhibits and Reports on Form 8-K                                                           14

Signatures                                                                                          14

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                       ANSOFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                        October 31,    April 30,
                                                           2002          2002
                                                         --------      --------
                                                        (unaudited)
Assets
Current assets
Cash and cash equivalents                                $  3,807      $  5,269
Accounts receivable                                         9,884        15,044
Deferred income taxes                                         236           236
Prepaid expenses and other assets                             850         1,005
                                                         --------      --------
Total current assets                                       14,777        21,554

Equipment and furniture                                     4,760         5,714
Marketable securities                                      21,295        22,479
Other assets                                                  374           367
Deferred taxes - non current                                5,870         4,484
Intangible assets, net                                     11,699        13,626
                                                         --------      --------
Total assets                                             $ 58,775      $ 68,224
                                                         ========      ========

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses                    $  2,532      $  3,292
Note payable                                                   --         1,850
Deferred revenue                                            8,576         8,915
                                                         --------      --------
Total current liabilities                                  11,108        14,057

Line of credit                                             11,500        10,000
Other liabilities                                             295           520
                                                         --------      --------

Total liabilities                                          22,903        24,577

Stockholders' equity
Preferred stock                                                --            --
Common stock                                                  122           122
Additional paid-in capital                                 55,074        54,939
Treasury stock                                             (2,647)       (1,671)
Other accumulated comprehensive loss                       (3,097)       (1,704)
Accumulated deficit                                       (13,580)       (8,039)
                                                         --------      --------
Total stockholders' equity                                 35,872        43,647

 Total liabilities and stockholders' equity              $ 58,775      $ 68,224
                                                         ========      ========


See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)



                                                Three months ended October 31,  Six months ended October 31,
                                                    2002            2001           2002             2001
                                                  --------        --------        --------        --------
Revenue
      License                                     $  5,845        $  8,368        $ 10,890        $ 15,927
      Service and other                              4,712           4,172           8,955           7,834
                                                  --------        --------        --------        --------
Total revenue                                       10,557          12,540          19,845          23,761

Costs and expenses
      Sales and marketing                            6,370           6,455          12,894          12,636
      Research and development                       4,005           3,105           8,046           6,107
      Research and development
        -Altra Broadband                             1,358           1,090           2,461           2,028
      General and administrative                       975           1,186           2,007           2,217
      Amortization                                     917           1,175           1,926           2,358
                                                  --------        --------        --------        --------
Total costs and expenses                            13,625          13,011          27,334          25,346
                                                  --------        --------        --------        --------
Loss from operations                                (3,068)           (471)         (7,489)         (1,585)
Other income, net                                      320             378             562             780
                                                  --------        --------        --------        --------
Loss before income taxes                            (2,748)            (93)         (6,927)           (805)
Income tax benefit                                     550              28           1,386             242
                                                  --------        --------        --------        --------
Net loss                                          $ (2,198)       $    (65)       $ (5,541)       $   (563)
                                                  ========        ========        ========        ========
Net loss per share
    Basic                                         $  (0.19)       $  (0.01)       $  (0.47)       $  (0.05)
                                                  ========        ========        ========        ========
    Diluted                                       $  (0.19)       $  (0.01)       $  (0.47)       $  (0.05)
                                                  ========        ========        ========        ========
Weighted average shares used in calculation
      Basic                                         11,817          11,836          11,878          11,796
                                                  ========        ========        ========        ========
      Diluted                                       11,817          11,836          11,878          11,796
                                                  ========        ========        ========        ========



See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                             SIX MONTHS ENDED OCTOBER 31
                                                                                   2002        2001
                                                                                 --------    --------
Cash flows from operating activities
Net loss                                                                         $ (5,541)   $   (563)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation                                                                        1,065         913
Amortization                                                                        1,926       2,358
Deferred taxes                                                                     (1,386)       (431)
Impairment charge to fixed assets                                                     407          --
Non cash charge on marketable securities                                               78          --
Changes in assets and liabilities, net of effect from acquisitions
Accounts receivable                                                                 5,160        (702)
Prepaid expenses and other assets                                                     155         523
Other long-term assets and liabilities, net                                           154         442
Accounts payable and accrued expenses                                              (1,144)       (261)
Deferred revenue                                                                     (339)        608
                                                                                 --------    --------
Net cash provided by operating activities                                             535       2,887
                                                                                 --------    --------
Cash flows from investing activities
Purchases of equipment and furniture                                                 (517)     (1,911)
Investment in acquired businesses                                                      --      (7,544)
Purchases of marketable securities                                                   (547)       (660)
                                                                                 --------    --------
Net cash used in investing activities                                              (1,064)    (10,115)
                                                                                 --------    --------
Cash flows from financing activities
Proceeds from line of credit                                                        1,500       1,000
Purchase of treasury stock                                                           (976)        (70)
Payment of note payable                                                            (1,850)         --
Proceeds from the issuance of common stock, net                                       135         816
                                                                                 --------    --------
Net cash provided by (used in) financing activities                                (1,191)      1,746
                                                                                 --------    --------
Net decrease in cash and cash equivalents                                          (1,720)     (5,482)
Effect of exchange rate changes                                                       258        (252)
Cash and cash equivalents at beginning of  period                                   5,269       9,412
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $  3,807    $  3,678
                                                                                 ========    ========
Supplemental disclosures of cash flow information
  Cash paid for interest                                                         $    213    $    240
                                                                                 ========    ========
  Cash paid for income taxes                                                     $    846    $    203
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

(2)  Comprehensive income (loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income
(loss) follows:



                                            Three Months Ended October 31,  Six Months Ended October 31,
                                                    (in thousands, except per share amounts)
                                                2002           2001           2002          2001
                                               -------        -------        -------        -------
Net loss                                       $(2,198)       $   (65)       $(5,541)       $  (563)
Unrealized loss on marketable securities          (298)        (1,426)        (1,653)        (1,504)
Foreign currency translation adjustments           102             --            260           (252)
                                               -------        -------        -------        -------
Comprehensive loss                             $(2,394)       $(1,491)       $(6,934)       $(2,319)
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

(4) Goodwill and Other Intangible Assets


In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and, as a result, the Company has ceased to amortize approximately $1.2 million of goodwill (net of accumulated amortization of $2.2 million). In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in fiscal 2003 and an annual impairment review thereafter. The Company completed its initial review during the second quarter of 2003. Based on the initial review, there was no impairment charge.

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

The following table presents the impact of SFAS No. 142 on net income and net income per share had the standard been in effect for the three and six months ended October 31, 2001:

                                    Three Months Ended October 31,    Six Months Ended October 31,

                                              (in thousands, except per share amounts)

                                         2002            2001           2002             2001
                                      ---------        ---------      ---------        ---------
Reported net loss                     $  (2,198)       $     (65)     $  (5,541)       $    (563)
Add back: Goodwill amortization              --              128             --              256
                                      ---------        ---------      ---------        ---------
Adjusted net income (loss)            $  (2,198)       $      63      $  (5,541)       $    (307)
                                      =========        =========      =========        =========

BASIC EARNINGS PER SHARE:
Reported net loss                     $   (0.19)       $   (0.01)     $   (0.47)       $   (0.05)
Add back: Goodwill amortization              --             0.02             --             0.02
                                      ---------        ---------      ---------        ---------
Adjusted net income (loss)            $   (0.19)       $    0.01      $   (0.47)       $   (0.03)
                                      =========        =========      =========        =========

DILUTED EARNINGS PER SHARE:
Reported net loss                     $   (0.19)       $   (0.01)     $   (0.47)       $   (0.05)
Add back: Goodwill amortization              --             0.02             --             0.02
                                      ---------        ---------      ---------        ---------
Adjusted net income (loss)            $   (0.19)       $    0.01      $   (0.47)       $   (0.03)
                                      =========        =========      =========        =========


Other intangible assets amounted to $10.5 million (net of accumulated amortization of $12.9 million) at October 31, 2002. These intangible assets consist primarily of customer lists ($8.8 million net of accumulated amortization of $9.8 million as of October 31, 2002) and purchased technology, trademark, and non-compete agreements entered into in connection with business combinations and are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense in millions is as follows: 2003 - $3.7 million; 2004 - $3.3 million; 2005 - $1.5 million; 2006 - $1.4 million; and 2007 - $1.2 million.

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

In July 2000, Ansoft announced its formation of Altra Broadband to pursue the development of critical intellectual property and products for broadband wireless and optical communications. In spite of certain technical successes, profitable deployment of intellectual property developed by Altra Broadband's Irvine Technology Center in this telecom environment was deemed unlikely in the near term. As such, the Company closed the Irvine Technology Center during the quarter ended October 31, 2002, resulting in a restructuring charge of $532,000 that is included in "Research and development expense - Altra Broadband."

Results of Operations

The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:

                                Three months ended October 31,  Six months ended October 31,
                                      2002         2001              2002          2001
                                      ----         ----              ----          ----
Revenues:
     License                            55%          67%               55%          67%
     Service and other                  45           33                45           33
                                      ----         ----              ----         ----
Total revenue                          100          100               100          100

Costs and expenses:
     Sales and marketing                60           52                65           53
     Research and development           38           25                41           26
     Research and development -
        Altra Broadband                 13            9                12            8
     General and administrative          9            9                10            9
     Amortization                        9            9                10           10
                                      ----         ----              ----         ----
Total costs and expenses               129          104               138          106
                                      ----         ----              ----         ----
Loss from operations                   (29)          (4)              (38)          (6)
Other income                             3            3                 3            3
                                      ----         ----              ----         ----
Loss before income taxes               (26)          (1)              (35)          (3)
Income taxes                             5         --                   7            1
                                      ----         ----              ----         ----
Net loss                               (21)%         (1)%             (28)%         (2)%
                                      ====         ====              ====         ====

Comparison of the Three and Six Months Ended October 31, 2002 and 2001

Revenue. Total revenue in the three and six-month periods ended October 31, 2002 decreased 16% to $10.6 million and $19.8 million, respectively. License revenue during the three-month period ended October 31, 2002 decreased 30% to $5.8 million from $8.4 million during the comparable period in the prior fiscal year. License revenue during the six-month period ended October 31, 2002 decreased 32% to $10.9 million from $15.9 million during the comparable period in the prior fiscal year. The decrease is primarily attributable to reduced demand from customers due to the economic slowdown, particularly in the telecommunications sector. Service and other revenue in the three and six-month periods ended October 31, 2002 increased 13% and 14%, respectively, due to the continued growth of the installed base of customers under annual maintenance agreements.

International revenue accounted for 55% and 54% of the Company's total product revenue in the three-month periods ended October 31, 2002 and 2001, respectively. International revenue accounted for 55% and 56% of the Company's total product revenue in the six-month periods ended October 31, 2002 and 2001, respectively. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three-month period ended October 31, 2002 decreased by 1% to $6.4 million, as compared to $6.5 million in the same period in the previous fiscal year. The decrease was due primarily to lower commission expense, as well as cost control measures. Sales and marketing expenses increased by 2% to $12.9 million in the six-month period ended October 31, 2002, as compared to $12.6 million in the same period in the previous fiscal year. Sales and marketing expenses represented 60% and 52% of total revenue in the three-month periods ended October 31, 2002 and 2001, respectively. Sales and marketing expenses represented 65% and 53% of total revenue in the six-month periods ended October 31, 2002 and 2001, respectively. Ansoft expects that sales and marketing expenses will decrease as a percentage of revenue although increase in absolute dollars in future periods.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three-month period ended October 31, 2002 increased 28% to $5.4 million, as compared to $4.2 million for the same period in the previous fiscal year. The increase is mainly due to the continued research and development efforts for Ansoft's current and future software products. Also contributing to the increase were approximately $532,000 in a restructuring charge related to the closing of Altra Broadband's Irvine Technology Center during the quarter. Research and development expenses represented 51% (38% excluding Altra Broadband expense) and 34% (25% excluding Altra Broadband expense) of total revenue in the three-month periods ended October 31, 2002 and 2001, respectively. Research and development expenses represented 53% (41% excluding Altra Broadband expense) and 34% (26% excluding Altra Broadband expense) of total revenue in the six-month periods ended October 31, 2002 and 2001, respectively. Ansoft anticipates that research and development expenses will decrease as a percentage of revenue and in absolute dollars in future periods due to the closing of the Irvine Technology Center and other cost control measures.

General and administrative expenses. General and administrative expenses for the three-month period ended October 31, 2002 was $1.0 million, as compared to $1.2 million in the same period in the previous fiscal year. General and administrative expenses for the six-month period ended October 31, 2002 decreased 9% to $2.0 million. The decline is due to general cost control measures. General and administrative expenses represented 9% of total revenue in the three-month periods ended October 31, 2002 and 2001, respectively. The Company anticipates that general and administrative expenses will decrease as a percentage of revenue but increase in absolute dollars in future periods.

Amortization expense. Amortization expense for the three-month period ended October 31, 2002 was $917,000, as compared to $1.2 million in the same period in the previous fiscal year. Amortization expense for the six-month period ended October 31, 2002 was $1.9 million, as compared to $2.4 million in the same period in the previous fiscal year. The decrease was due to the Company ceasing to amortize approximately $1.2 million of goodwill in conjunction with the adoption of SFAS 142, effective May 1, 2002.

Other income. Other income for the three-month period ended October 31, 2002 was $320,000, a decrease from the $378,000 reported for the same period in the previous fiscal year. Other income for the six-month period ended October 31, 2002 was $562,000, a decrease from the $780,000 reported for the same period in the previous fiscal year. The decrease is due primarily to lower interest rates and investment returns in the current period.

Income taxes. In the three and six-month periods ended October 31, 2002, the Company recorded tax benefits of $550,000 and $1.4 million, respectively. The Company is in process of determining the extent of research and development credits for the years prior to fiscal 2001 that have not been recorded. These credits, once quantified, will be available to reduce future federal income taxes, if any, through April 30, 2022.

Liquidity and Capital Resources

As of October 31, 2002, Ansoft had $3.8 million in cash and cash equivalents and working capital of $3.7 million. Net cash provided by operating activities in the six-month periods ended October 31, 2002 and 2001 was $535,000 and $2.9 million, respectively.

Net cash used in investing activities in the six-month periods ended October 31, 2002 and 2001 were $1.1 million and $10.1 million, respectively. Capital expenditures were $517,000 and $1.9 million in the six-month periods ended October 31, 2002 and 2001, respectively. In the six-month period ended October 31, 2001 the Company invested $7.5 million in acquired businesses. Purchases of marketable securities were $547,000 and $660,000 in the six-month periods ended October 31, 2002 and 2001, respectively.

Net cash used in financing activities was $1.2 million in the six-month period ended October 31, 2002. Net cash provided by financing activities was $1.7 million in the six-month period ended October 31, 2001. Proceeds from the issuance of common stock were $135,000 and $816,000 in the six-month periods ended October 31, 2002 and 2001, respectively. Proceeds from the line of credit were $1.5 million and $1.0 million in the six-month periods ended October 31, 2002 and 2001, respectively. Payment of note payable was $1.9 million in the six-month period ended October 31, 2002. Funds used for the purchase of treasury stock were $976,000 and $70,000 in the six-month periods ended October 31, 2002 and 2001, respectively.

Ansoft has available a $20.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2004, and is secured by the marketable securities held with the institution. As of October 31, 2002, $11.5 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

A summary of Ansoft's significant contractual obligations and commitments as of October 31, 2002 is as follows (in thousands):

                               Debt    Operating Leases         Capital Leases
Fiscal            2003             -       $  702                     $ 190
                  2004             -       $1,145                     $ 368
                  2005       $11,500       $  887                     $ 112
                  2006             -       $  705                         -
                  2007             -       $  110                         -

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

Impairment of Marketable Securities Available for Sale

If a decline in the market value of any available for sale security below cost is deemed to be other than temporary, an impairment charge is recorded. The impairment is charged to earnings and a new cost basis for the security is established. During the six-month period ended October 31, 2002, the marketable securities declined $1.7 million in market value and have declined a total of $2.6 million below cost. This decline is deemed to be temporary. While this assessment is a judgment based on all of the information available at the time of the assessment, other information or economic developments in the future may lead to changes in this assessment.

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

We Depend On The Growth Of The Communications, Semiconductor And Electronics Industries.
Ansoft is dependent upon the communications and semiconductor industry and, more generally, the electronics industry. These industries are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries have experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. Any prolonged significant downturn could be especially severe on Ansoft. During such downturns, the number of new integrated circuit design projects often decreases. Since acquisitions of new licenses from Ansoft are largely dependent upon the commencement of new design projects, any slowdown in these industries could seriously harm Ansoft's business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in reported market risks faced by the Company since April 30, 2002.


ITEM 4. CONTROLS AND PROCEDURES


The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Action of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                            PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual meeting of stockholders was held on September 23, 2002 at which the actions below were taken:

1. The stockholders elected the following seven directors to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

                                   Shares in         Shares
    Name                             Favor           Against
    ----                             -----           -------

    Zoltan J. Cendes               8,827,090         719,086
    Nicholas Csendes               8,827,090         719,086
    Thomas A.N. Miller             8,809,543         736,633
    Peter Robbins                  9,147,450         398,726
    Ulrich L. Rohde                9,147,450         398,726
    John N. Whelihan               9,147,450         398,726
    Jacob K. White                 9,147,450         398,726

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
    99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002
    99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b) The Company filed the following reports on Form 8-K during the quarter ended October 31, 2002.

           Date of report                  Item Reported
           September 16, 2002              Item 5. Other Events

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 9, 2002             ANSOFT CORPORATION

                                   By:  /s/ Nicholas Csendes
                                   ------------------------------------------
                                   Nicholas Csendes
                                   President and Chief Executive Officer

                                   By:  /s/ Anthony L. Ryan
                                   ------------------------------------------
                                   Anthony L. Ryan
                                   Chief Financial Officer

CERTIFICATIONS


I, Nicholas Csendes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ansoft Corporation, the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002

                                         By:  /s/ Nicholas Csendes
                                         -------------------------------------
                                         Nicholas Csendes
                                         President and Chief Executive Officer

I, Anthony L. Ryan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ansoft Corporation, the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 9, 2002


                                              By:  /s/ Anthony L. Ryan
                                              ----------------------------------
                                              Anthony L. Ryan
                                              Chief Financial Officer