Form 10-Q
period 2003-01-31
ANSOFT CORP
filed 2003-03-07
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For The Quarterly Period Ended January 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The number of shares of the registrant's Common Stock outstanding as of the close of business on February 27, was 12,244,132.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                                                        Page
                                                                                                        ----
Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets - January 31, 2003 (unaudited) and April 30, 2002                     1
         Consolidated Statements of Operations (unaudited) - Three and nine months ended
         January 31, 2003 and 2002                                                                         2
         Consolidated Statements of Cash Flows (unaudited)  - Three and nine months ended
         January 31, 2003 and 2002                                                                         3
         Notes to the Consolidated Financial Statements (unaudited)                                        4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             6
Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                        13
Item 4.  Controls and Procedures                                                                          13


Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                 14

Signatures                                                                                                14

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ANSOFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                  January 31,                April 30,
                                                                     2003                      2002
                                                                 --------------            --------------
                                                                   (unaudited)
Assets
Current assets
Cash and cash equivalents                                             $  5,148                  $  5,269
Accounts receivable                                                     10,308                    15,044
Deferred income taxes                                                      251                       236
Prepaid expenses and other assets                                          509                     1,005
                                                                      --------                   -------
Total current assets                                                    16,216                    21,554

Equipment and furniture                                                  4,042                     5,714
Marketable securities                                                   22,139                    22,479
Other assets                                                               374                       367
Deferred taxes - non current                                             5,915                     4,484
Intangible assets, net                                                  10,794                    13,626
                                                                      --------                   -------
Total assets                                                          $ 59,480                  $ 68,224
                                                                     =========                  ========

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses                                 $  1,972                  $  3,292
Note payable                                                                 -                     1,850
Deferred revenue                                                         8,786                     8,915
                                                                      --------                   -------
Total current liabilities                                               10,758                    14,057

Line of credit                                                          11,500                    10,000
Other liabilities                                                            -                       520
                                                                      --------                   -------
Total liabilities                                                       22,258                    24,577

Stockholders' equity
Preferred stock                                                              -                         -
Common stock                                                               122                       122
Additional paid-in capital                                              55,127                    54,939
Treasury stock                                                          (2,821)                   (1,671)
Other accumulated comprehensive loss                                    (1,568)                   (1,704)
Accumulated deficit                                                    (13,638)                   (8,039)
                                                                      --------                   -------
Total stockholders' equity                                              37,222                    43,647

 Total liabilities and stockholders' equity                           $ 59,480                  $ 68,224
                                                                      ========                   =======

See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)



                                       Three months ended January 31,             Nine months ended January 31,
                                          2003                2002                  2003                  2002
                                       ---------           ---------             ---------             ---------
Revenue
    License                             $  7,003            $  9,722             $  17,893             $  25,649
    Service and other                      5,359               4,343                14,314                12,177
                                        --------            --------             ---------             ---------
Total revenue                             12,362              14,065                32,207                37,826

Costs and expenses
    Sales and marketing                    6,442               6,509                19,336                19,145
    Research and development               4,272               4,578                14,779                12,806
    General and administrative             1,110               1,255                 3,117                 3,379
    Amortization                             905               1,175                 2,831                 3,533
                                        --------            --------             ---------             ---------
Total costs and expenses                  12,729              13,517                40,063                38,863
                                        --------            --------             ---------             ---------
Income (loss) from operations               (367)                548                (7,856)               (1,037)
Other income, net                            294                 361                   856                 1,141
                                        --------            --------             ---------             ---------
Income (loss) before income taxes            (73)                909                (7,000)                  104
Income tax expense (benefit)                 (15)                318                (1,401)                   77
                                        --------            --------             ---------             ---------
Net income (loss)                       $    (58)           $    591             $  (5,599)            $      27
                                        ========            ========             =========             =========
Net income (loss) per share
    Basic                               $  (0.00)           $   0.05             $   (0.47)            $    0.00
                                        ========            ========             =========             =========
    Diluted                             $  (0.00)           $   0.04             $   (0.47)            $    0.00
                                        ========            ========             =========             =========
Weighted average shares used in
  calculation
    Basic                                 11,764              11,864                11,840                11,823
                                        ========            ========             =========             =========
    Diluted                               11,764              13,592                11,840                13,517
                                        ========            ========             =========             =========

See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                       Nine months ended January 31
                                                            2003        2002
                                                          --------    --------

  Cash flows from operating activities
  Net income                                              $ (5,599)   $     27
  Adjustments to reconcile net income to net cash
     provided by operating activities
  Depreciation                                               1,499       1,477
  Amortization                                               2,831       3,533
  Deferred taxes                                            (1,446)       (113)
  Impairment charge to equipment                               407           -
  Non cash charge on marketable securities                      78           -
  Net gain on sale of marketable securities                   (113)          -
  Changes in assets and liabilities
  Accounts receivable                                        4,736      (3,060)
  Prepaid expenses and other assets                            496         503
  Other assets and liabilities                                (527)        270
  Accounts payable and accrued expenses                     (1,320)       (150)
  Deferred revenue                                            (129)      1,747
                                                          --------    --------
  Net cash provided by operating activities                    913       4,234
                                                          --------    --------
  Cash flows from investing activities
  Purchases of equipment and furniture                        (628)     (2,375)
  Proceeds from the sale of equipment                          395           -
  Investment in acquired intangibles                             -      (7,543)
  Net proceeds from (purchases of) marketable
     securities                                                138        (716)
                                                          --------    --------

  Net cash used in investing activities                        (95)    (10,634)
                                                          --------    --------
  Cash flows from financing activities
  Proceeds from line of credit, net                          1,500       1,000
  Purchase of treasury stock                                (1,150)        (70)
  Payment of note payable                                   (1,850)          -
  Proceeds from the issuance of common stock, net              188       1,070
                                                          --------    --------
  Net cash provided by (used in) financing activities       (1,312)      2,000
  Effect of exchange rate                                      373        (400)
                                                          --------    --------
  Net decrease in cash and cash equivalents                   (121)     (4,800)
  Cash and cash equivalents at beginning of period           5,269       9,412
                                                          --------    --------
  Cash and cash equivalents at end of period              $  5,148    $  4,612
                                                          ========    ========

  Supplemental disclosures of cash flow information
  Cash paid for interest                                  $    304    $    331
                                                          ========    ========
  Cash paid for income taxes                              $    846    $    203
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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based on management's evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from those estimates. See also the "Additional Risk Factors that may affect Future Results'' section of Management's Discussion and Analysis.

(2) Comprehensive income (loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income
(loss) follows:


                                                       Three Months Ended January 31,         Nine Months  Ended  January 31,
                                                                        (in thousands, except per share amounts)
                                                           2003            2002                  2003              2002
                                                        ---------        ---------             ---------         ---------
Net loss                                                $     (58)       $     591             $  (5,599)        $      27
Unrealized gain (loss) on marketable securities             1,416              546                  (237)             (960)
Foreign currency translation adjustments                      114             (150)                  373              (400)
                                                        ---------        ---------             ---------         ---------
Comprehensive income (loss)                             $   1,472        $     987             $  (5,463)        $  (1,333)
                                                        =========        =========             =========         =========

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

The following table presents the impact of SFAS No. 142 on net income and net income per share had the standard been in effect for the three and nine months ended January 31, 2002:

                                                       Three Months Ended January 31,        Nine Months  Ended  January 31,
                                                                        (in thousands, except per share amounts)
                                                           2003             2002                 2003              2002
                                                        ---------         ---------            ---------         ---------
Reported net loss                                       $     (58)        $     591            $  (5,599)        $      27
Add back: Goodwill amortization                                 -                85                    -               256
                                                        ---------         ---------            ---------         ---------
Adjusted net income (loss)                              $     (58)        $     676            $  (5,599)        $     283
                                                        =========         =========            =========         =========
BASIC EARNINGS PER SHARE:
Reported net loss                                       $   (0.00)        $    0.05            $   (0.47)        $    0.00
Add back: Goodwill amortization                                 -              0.01                    -              0.02
                                                        ---------         ---------            ---------         ---------
Adjusted net income (loss)                              $   (0.00)        $    0.06            $   (0.47)        $    0.02
                                                        =========         =========            =========         =========
DILUTED EARNINGS PER SHARE:
Reported net loss                                       $   (0.00)        $    0.04            $   (0.47)        $    0.00
Add back: Goodwill amortization                                 -              0.01                    -              0.02
                                                        ---------         ---------            ---------         ---------
Adjusted net income (loss)                              $   (0.00)        $    0.05            $   (0.47)        $    0.02
                                                        =========         =========            =========         =========


Other intangible assets amounted to $9.6 million (net of accumulated amortization of $13.8 million) at January 31, 2003. These intangible assets consist primarily of customer lists ($8.2 million net of accumulated amortization of $10.4 million as of January 31, 2003) and purchased technology, trademark, and non-compete agreements entered into in connection with business combinations and are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense in millions is as follows: 2003 - $3.7 million; 2004 - $3.3 million; 2005 - $1.5 million; 2006 - $1.4 million; and 2007 - $1.2 million.

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

In July 2000, Ansoft announced its formation of Altra Broadband to pursue the development of critical intellectual property and products for broadband wireless and optical communications. In spite of certain technical successes, profitable deployment of intellectual property developed by Altra Broadband's Irvine Technology Center in this telecom environment was deemed unlikely in the near term. As such, the Company closed the Irvine Technology Center in September 2002, resulting in a restructuring charge of $532,000 that is included in "Research and development expense."

Results of Operations

The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:


                                          Three months ended January 31,        Nine months ended January 31,
                                               2003              2002                2003              2002
                                            ---------         ----------         -----------        ---------
Revenues:
   License                                         57%                69%                 56%              68%
   Service and other                               43                 31                  44               32
                                             --------           --------             -------         --------
Total revenue                                     100                100                 100              100

Costs and expenses:
   Sales and marketing                             52                 46                  60               51
   Research and development                        35                 33                  45               34
   General and administrative                       9                  9                  10                9
   Amortization                                     7                  8                   9                9
                                             --------           --------             -------         --------
Total costs and expenses                          103                 96                 124              103
                                             --------           --------             -------         --------
Loss from operations                               (3)                 4                 (24)              (3)
Other income                                        2                  2                   3                3
                                             --------           --------             -------         --------
Loss before income taxes                           (1)                 6                 (21)               0
Income taxes                                        0                  2                   4                0
                                             --------           --------             -------         --------
Net loss                                           (1)%                4%                (17)%              0%
                                             ========           ========             =======         ========

Comparison of the Three and Nine Months Ended January 31, 2003 and 2002

Revenue. Total revenue in the three-month period ended January 31, 2003 declined 12% to $12.4 million. Total revenue in the nine-month period ended January 31, 2003 declined 15% to $32.2 million. License revenue during the three-month period ended January 31, 2003 decreased 28% to $7 million from $9.7 million during the comparable period in the prior fiscal year. License revenue during the nine-month period ended January 31, 2003 decreased 30% to $17.9 million from $25.6 million during the comparable period in the prior fiscal year. The decrease is primarily attributable to reduced demand from customers due to the economic slowdown, particularly in the telecommunications sector. Service and other revenue in the three and nine-month periods ended January 31, 2003 increased 23% and 18%, respectively, due to the continued growth of the installed base of customers under annual maintenance agreements.

International revenue accounted for 59% and 55% of the Company's total product revenue in the three-month periods ended January 31, 2003 and 2002, respectively. International revenue accounted for 57% and 56% of the Company's total product revenue in the nine-month periods ended January 31, 2003 and 2002, respectively. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three-month period ended January 31, 2003 decreased by 1% to $6.4 million, as compared to $6.5 million in the same period in the previous fiscal year. The decrease was due primarily to lower commission expense, as well as cost control measures. Sales and marketing expenses increased by 1% to $19.3 million in the nine-month period ended January 31, 2003, as compared to $19.1 million in the same period in the previous fiscal year. Sales and marketing expenses represented 52% and 46% of total revenue in the three-month periods ended January 31, 2003 and 2002, respectively. Sales and marketing expenses represented 60% and 51% of total revenue in the nine-month periods ended January 31, 2003 and 2002, respectively. Ansoft expects that sales and marketing expenses will decrease as a percentage of revenue although increase in absolute dollars approximately 10% in the next quarter due to increased sales.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three-month period ended January 31, 2003 decreased 7% to $4.3 million, as compared to $4.6 million for the same period in the previous fiscal year. The decrease is mainly due to the closing of the Altra Broadband Irvine Technology Center and other cost control measures. A restructuring charge of $532,000 related to the closing of Altra Broadband's Irvine Technology Center is included in the expenses for the nine month period ended January 31, 2003. Research and development expenses represented 35% and 33% of total revenue in the three-month periods ended January 31, 2003 and 2002, respectively. Research and development expenses represented 45% and 34% of total revenue in the nine-month periods ended January 31, 2003 and 2002, respectively. Ansoft anticipates that research and development expenses will decrease as a percentage of revenue and in absolute dollars in the next quarter.

General and administrative expenses. General and administrative expenses for the three-month period ended January 31, 2003 was $1.1 million, as compared to $1.3 million in the same period in the previous fiscal year. General and administrative expenses for the nine-month period ended January 31, 2003 decreased 8% to $3.1 million. The decline is due to general cost control measures. General and administrative expenses represented 9% of total revenue in the three-month periods ended January 31, 2003 and 2002, respectively. The Company anticipates that general and administrative expenses will decrease as a percentage of revenue but increase in absolute dollars in the next quarter.

Amortization expense. Amortization expense for the three-month period ended January 31, 2003 was $905,000, as compared to $1.2 million in the same period in the previous fiscal year. Amortization expense for the nine-month period ended January 31, 2003 was $2.8 million, as compared to $3.5 million in the same period in the previous fiscal year. The decrease was mainly due to the Company ceasing to amortize approximately $1.2 million of goodwill in conjunction with the adoption of SFAS 142, effective May 1, 2002.

Other income. Other income for the three-month period ended January 31, 2003 was $294,000, a decrease from the $361,000 reported for the same period in the previous fiscal year. Other income for the nine-month period ended January 31, 2002 was $856,000, a decrease from the $1.1 million reported for the same period in the previous fiscal year. The decrease is due primarily to lower interest rates and investment returns in the current period.

Income taxes. In the three and nine-month periods ended January 31, 2003, the Company recorded tax benefits of $15,000 and $1.4 million, respectively. In addition, during the quarter ended January 31, 2003, a study of research and development credits was completed. The Company has determined that it has approximately $2 million in research and development credits for the years prior to fiscal 2001 that are available to reduce future federal income taxes, if any, through April 30, 2022. The ultimate realization of these tax assets is dependant upon the generation of future taxable income. Based on an analysis of taxable income projections, management has recorded an equivalent valuation allowance.

Liquidity and Capital Resources

As of January 31, 2003, Ansoft had $5.1 million in cash and cash equivalents and working capital of $5.4 million. Net cash provided by operating activities in the nine-month periods ended January 31, 2003 and 2002 was $913,000 and $4.2 million, respectively.

Net cash used in investing activities in the nine-month periods ended January 31, 2003 and 2002 were $95,000 and $10.6 million, respectively. Capital expenditures were $628,000 and $2.4 million in the nine-month periods ended January 31, 2003 and 2002, respectively. In the nine-month period ended January 31, 2002 the Company invested $7.5 million in acquired businesses. Net proceeds from the sale of (purchases of) marketable securities were $138,000 and ($716,000) in the nine-month periods ended January 31, 2003 and 2002, respectively.

Net cash used in financing activities was $1.3 million in the nine-month period ended January 31, 2003. Net cash provided by financing activities was $2 million in the nine-month period ended January 31, 2002. Proceeds from the issuance of common stock were $188,000 and $1.1 million in the nine-month periods ended January 31, 2003 and 2002, respectively. Proceeds from the line of credit were $1.5 million and $1.0 million in the nine-month periods ended January 31, 2003 and 2002, respectively. Payment of a note payable was $1.9 million in the nine-month period ended January 31, 2003. Funds used for the purchase of treasury stock were $1.2 million and $70,000 in the nine-month periods ended January 31, 2003 and 2002, respectively.

Ansoft has available a $20.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2005, and is secured by the marketable securities held with the institution. As of January 31, 2003, $11.5 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

A summary of Ansoft's significant contractual obligations and commitments as of January 31, 2003 is as follows (in thousands):


                                Debt                 Operating Leases
Fiscal   2003                          -                  $  351
         2004                          -                  $1,145
         2005                    $11,500                  $  887
         2006                          -                  $  705
         2007                          -                  $  110

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

Impairment of Marketable Securities Available for Sale

If a decline in the market value of any available for sale security below cost is deemed to be other than temporary, an impairment charge is recorded. The impairment is charged to earnings and a new cost basis for the security is established. During the nine-month period ended January 31, 2003, the marketable securities declined $237,000 in market value and have declined a total of $1.2 million below cost. This decline is deemed to be temporary. While this assessment is a judgment based on all of the information available at the time of the assessment, other information or economic developments in the future may lead to changes in this assessment.

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

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity's commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123." This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim periods beginning after December 15, 2002.

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

We Depend On The Growth Of The Communications, Semiconductor And Electronics Industries.

Ansoft is dependent upon the communications and semiconductor industry and, more generally, the electronics industry. These industries are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries have experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. Any prolonged significant downturn could be especially severe on Ansoft. During such downturns, the number of new electronic design projects often decreases. Since acquisitions of new licenses from Ansoft are largely dependent upon the commencement of new design projects, any slowdown in these industries could seriously harm Ansoft's business, financial condition and results of operations.

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

Date: March 7, 2003                 ANSOFT CORPORATION

                                    By: /s/ Nicholas Csendes
                                    -------------------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer

                                    By: /s/ Anthony L. Ryan
                                    -------------------------------------------
                                    Anthony L. Ryan
                                    Chief Financial Officer

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

Date: March 7, 2003

                                    By: /s/ Nicholas Csendes
                                    -------------------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer

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


Date: March 7, 2003


                                    By: /s/ Anthony L. Ryan
                                    -------------------------------------------
                                    Anthony L. Ryan
                                    Chief Financial Officer