Form 10-K
period 2003-04-30
ANSOFT CORP
filed 2003-07-25
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

ANNUAL REPORT
(Mark one)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2003 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark if whether registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

As of October 31, 2002, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's common stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $38,659,420.

The number of shares of the registrant's common stock outstanding as of the close of business on July 21, 2003 was 12,340,832.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of Ansoft Corporation (the "Company") to be furnished in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2003 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS


Item of Form 10-K                                                                                 Page
-----------------                                                                                 ----
Part I
         1.       Business                                                                          2
         2.       Properties                                                                        9
         3.       Legal Proceedings                                                                 9
         4.       Submission of Matters to a Vote of Security Holders                               9
         4.(a)    Executive Officers of the Registrant                                              9

Part II
         5.       Market for Registrant's Common Equity and Related Stockholders Matters           10
         6.       Selected Consolidated Financial Data                                             11
         7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        12
         7.(a)    Quantitative and Qualitative Disclosure about Market Risk                        18
         8.       Financial Statements and Financial Statement Schedule                            19
         9.       Changes and Disagreements with Accountants on
                  Accounting and Financial Disclosures                                             35

Part III
         Part III information (Item 10 through Item 13 and Item 15) will appear in Item 4(a) of Part I of Form 10-K and in the Registrant's Proxy
         Statement in connection with its Annual Meeting of Stockholders. Such
         Proxy Statement will be filed with the Securities and Exchange
         Commission and such information is incorporated herein by this reference as of the date of such filing.
         14.      Controls and Procedures                                                          35

Part IV
         16.      Exhibits and Financial Statement Schedule                                        35
Signatures                                                                                         37
Certifications                                                                                     38
Schedule II - Valuation and Qualifying Accounts                                                    40

                                     PART I

ITEM 1.  BUSINESS

The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including those factors identified in "Risk Factors" under "Item 1. Business." The following discussion and analysis also should be read in conjunction with "Item 6. Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. Results actually achieved may differ materially from expected results included in these statements.

OVERVIEW

Ansoft Corporation ("Ansoft" or the "Company") is a developer of electronic design automation ("EDA") software used in high technology products and industries. Ansoft's software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, eliminate physical prototypes, and to reduce time-to-market.

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

PRODUCTS

Our high-frequency software enables users to design radio frequency integrated circuits (RFICs), antenna and radar systems and microwave components. Our signal integrity software enables users to design computer interconnects, monolithic microwave integrated circuits (MMICs), integrated circuit (IC) packaging structures and electronic systems by accurately capturing the degradation in signal quality due to higher clock speeds and smaller physical dimensions. Our low frequency software products enable designers of electromechanical components and systems to optimize the electrical performance of their designs while increasing manufacturing yields.

We currently provide several products that address our customers' component and system level design needs. Customers encounter different combinations of challenges in their designs and often purchase multiple products. We have organized the products below by their market application.

Ansoft High Frequency Software

     HFSS is a three dimensional (3D) electromagnetic field simulation software for high frequency, radio frequency (RF) and wireless design. Ansoft HFSS brings the power of the finite element method (FEM) to the engineer's desktop by leveraging advanced techniques such as automatic adaptive mesh generation and refinement, tangential vector finite elements, and Adaptive Lanczos Pade Sweep (ALPS). HFSS automatically computes multiple adaptive solutions until a user-defined convergence criterion is met.

     Ansoft Designer is the first suite of design tools to fully integrate high-frequency, physics-based electromagnetic simulation into a seamless environment. Ansoft Designer merges the power of electromagnetics, into circuit and system-level simulation. The key to this integration is a unique capability called solver-on-demand(TM) that orchestrates the use of multiple solvers - while still giving you complete control. Ansoft Designer extends this automation and integration even further by enabling work created in other types of design software to be rapidly imported as easily as if it was created directly in Ansoft Designer.

Ansoft's Signal Integrity Software

     SIwave is a wave-enabled software product for the advanced analysis of printed circuit boards (PCBs), components, and packages, SIwave is the only signal-integrity tool on the market to generate both frequency- and time-domain results, allowing engineers to model not only individual components, but also entire PCBs and package structures. Combined with Ansoft's established strength in time-domain simulation, SPICE-based transistor-level analysis, and IBIS drivers to provide the widest range of simulation capabilities available today.

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

     Turbo Package Analyzer (TPA) is an advanced software tool that automates the analysis of all complex semiconductor packages. TPA can analyze flip-chip, chip-scale package, and multiple-die system-in-package designs common in the networking and broadband communications markets.

Ansoft's Electromechanical (EM) Software

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

Ansoft's Add-On Modules

     AnsoftLinks provides unidirectional and bidirectional links for streamlining data import and exportation between Ansoft's products and popular electronic design automation (EDA) packages and Mechanical CAD
     (MCAD) packages. EDA links include such companies as Cadence(R), Synopsys(R), Zuken(R), Mentor(R), and Avant! (R). MCAD links include IGES and STEP formats common to ProE, Catia and Unigraphics.

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

RESEARCH AND DEVELOPMENT

Ansoft has a team of research engineers focused on the mathematical and physical underpinnings of the Company's simulation algorithms. Dr. Zoltan Cendes, a founder of the Company, serves as the technical leader of the group. By virtue of over 20 years of research and development by Dr. Cendes prior to the Company's inception in 1984, and by its internal research and development staff thereafter, Ansoft has pioneered the following technologies: automatic and adaptive convergence to solutions, asymptotic waveform evaluation for spectral domain solutions, transfinite elements, edge elements and tangential vector finite elements and fast multipole acceleration algorithms.

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

As of April 30, 2003, Ansoft's research and development group consisted of 104 employees. During fiscal 2003, 2002 and 2001, total research and development expenses were $18.6 million, $17.7 million and $12.7 million, respectively.

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

In North America, the Company maintains sales and support offices in Arizona, California, Florida, Illinois, Massachusetts, Michigan, New Jersey, Ohio, Texas, Wisconsin, and Pennsylvania. In Asia-Pacific, the Company maintains sales and support offices in Japan, Korea, Singapore, Taiwan, and China. In Europe, the Company maintains sales and support offices in England, Germany, France, Italy and Denmark. As of April 30, 2003, the Company had a direct sales force of 49 representatives, supported by 106 employees in application engineering, marketing and sales administration.

CUSTOMERS

The Company has significant breadth in its installed base with over 1,000 customers in the communications, semiconductor, automotive/industrial, computer, consumer electronics and defense/aerospace industries. No single customer in the Company's installed base accounted for more than 10% of total revenue within any of the past three fiscal years. The following table lists a representative sample of the Company's current worldwide end-user customers by industry that have generated greater than $100,000 in revenue during the fiscal year ended April 30, 2003.



       COMMUNICATIONS            SEMICONDUCTOR              AUTOMOTIVE/INDUSTRIAL
       --------------            -------------              ---------------------
       Motorola                  Intel                      ABB
       Ericsson                  Harris                     Daimler Chrysler
       Qualcomm                  AMCC                       Delphi
       Rockwell                  Amkor Electronics          Mitsubishi
       Siemens                   On Semiconductor           Ford Motor
       EMS                       Cisco                      General Motors
       Nortel                    LG                         Nissan
       ST Microelectronics       Molex                      Robert Bosch


       COMPUTER                  CONSUMER ELECTRONICS       DEFENSE/AEROSPACE
       --------                  --------------------       -----------------
       Cray                      Kyocera                    Raytheon
       Fujitsu                   Matsushita                 Boeing
       Hitachi                   Mitsubishi                 Lockheed-Martin
       Honeywell                 Phillips                   Northrop Grumman
       IBM                       Sony                       TRW
       NEC                       Toshiba                    US Navy
       Sun Microsystems          Seiko Epson                NASA




CUSTOMER SERVICE AND SUPPORT

Ansoft offers customers annual maintenance contracts that may be purchased for 15% of the list price of the respective software product. Customer support services include on-line and telephone support for design engineers and on-site and in-house training on all products. Customers with maintenance agreements receive product enhancement releases, typically identified by a subsequent whole number version of the same product name (e.g., HFSS V9). Product upgrades that add significant new functionality are typically separately identified as an add-on module have a stand-alone list price (e.g., Optimetrics) and are not covered by the annual maintenance agreement.

We offer a variety of training programs for customers ranging from introductory level courses to advanced training for an additional fee.

COMPETITION

The electronic design automation software market in which Ansoft competes is intensely competitive and subject to rapid change. Within our High Frequency Software products, Ansoft competes directly with certain software offerings from Agilent Corporation and certain smaller privately-held companies on a limited basis. Within our Signal Integrity Software products, Ansoft mainly competes with in-house analysis tools or test and measurement methodologies and products of certain smaller privately-held companies. Within our Electromechanical Software products, Ansoft faces limited competition from certain product offerings from Synopsys, Mentor Graphics, Ansys, and certain smaller privately-held companies. In addition, the EDA industry has become increasingly concentrated in recent years as a result of acquisitions, and further concentration within the EDA industry could result in increased competition for Ansoft. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could seriously harm Ansoft's business, operating results or financial condition. Ansoft may be unable to compete successfully against current and future competitors, and competitive pressures faced by Ansoft could seriously harm Ansoft's business, operating results and financial condition.

We believe that the principal competitive factors in our market include:

 - High performance (problem complexity) and accuracy;
 - Short run time;
 - Ease of use;
 - Depth and breadth of product features;
 - High quality user support;
 - Interoperability; and
 - Price.


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

EMPLOYEES

As of April 30, 2003, Ansoft had a total of 285 employees, including 104 in research and development, 155 in sales, marketing, and customer support services and 26 in administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. Many of our employees are highly skilled, and there is no assurance that the Company will be able to attract and retain sufficient technical personnel in the future.

OTHER INFORMATION

Ansoft maintains investor relations pages on its internet website at http://www.ansoft.com. On these pages, Ansoft makes available its annual, quarterly and other current reports filed or furnished with the SEC as soon as practicable. These reports may be reviewed or downloaded free of charge.

RISK FACTORS

Our Future Operating Results Are Uncertain.

Ansoft has incurred net losses in four of the past five fiscal years. There can be no assurance that Ansoft's revenue and net income will grow or be sustained in future periods or that Ansoft will be profitable in any future period. Future operating results will depend on many factors, including the degree and the rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft's products, the level of product and price competition, the ability of Ansoft to develop and market new products and to control costs, the ability of Ansoft to expand its direct sales force and the ability of Ansoft to attract and retain key personnel.

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

Businesses Or Assets We Acquire May Not Perform As Projected.
We have acquired or merged with a number of technologies, assets and companies in recent years, including the following within the past three years: Agilent Technologies' HFSS product line and SIMEC GmbH. As part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies in the future. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. The foregoing factors could seriously harm our business, financial condition and results of operations.

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

We Depend On International Sales for a Significant Percentage Of Our Revenue. International revenue, principally from Asian customers, accounted for approximately 56% and 55% of our total revenue in the years ended April 30, 2003 and 2002, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

We Need To Successfully Manage Our Expanding Operations.
Ansoft has experienced rapid growth in recent years which has placed and could continue to place a significant strain on its managerial and other resources. Revenues have grown from $6.2 million in fiscal 1995 to $47.3 million in fiscal year 2003, and the number of employees has grown from 69 in April 1996 to 285 as of April 30, 2003. Ansoft's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft's business, financial condition and results of operations.

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

We Are Controlled By Our Principal Stockholders And Management Which May Limit Your Ability To Influence Stockholder Matters.
Our executive officers, directors and principal stockholders own approximately 46% of the outstanding shares of Ansoft common stock. As a result, they have the ability to effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders.

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



ITEM 2. PROPERTIES

Ansoft occupies approximately 28,000 square feet of space at its headquarters in Pittsburgh, Pennsylvania under a lease expiring in 2006. The Company also leases sales and support offices in North America, Europe and Asia. Our current aggregate annual rental expenses for these facilities is approximately $2.7 million. Ansoft believes that its existing facilities are adequate for its current needs and that suitable additional space will be available when needed.

ITEM 3. LEGAL PROCEEDINGS

Ansoft is not a party to any litigation and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, consolidated operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 4.(a)        EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning each of the executive officers of the Company:

             NAME               AGE             TITLE
    -----------------------     ---  --------------------------------------
    Zoltan J. Cendes, Ph.D.      57  Chief Technology Officer
    Nicholas Csendes.......      59  President, and Chief Executive Officer
    Thomas Miller .........      56  Executive Vice President
    Anthony L. Ryan........      35  Chief Financial Officer


Dr. Zoltan J. Cendes is a founder of Ansoft and has served as Chairman of the Board of Directors of the Company and its Chief Technology Officer since its formation in 1984. Since 1982, Dr. Cendes has been a university professor in electrical and computer engineering at Carnegie Mellon University. Dr. Cendes has lectured throughout North America, Europe and Asia on the topic of electromagnetics and finite element analysis and has published over 200 publications on these topics. Dr. Cendes directs the research efforts of Ansoft.

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


                                                                     HIGH       LOW
                                                                     ----       ---
          FISCAL YEAR ENDED APRIL 30, 2004
            1st Quarter (through July 21, 2003)..............    $  11.200 $   8.050

          FISCAL YEAR ENDED APRIL 30, 2003
            1st Quarter......................................    $  12.100 $   5.690
            2nd Quarter......................................        5.989     4.049
            3rd Quarter......................................        7.070     4.750
            4th Quarter......................................        8.530     5.830

          FISCAL YEAR ENDED APRIL 30, 2002
            1st Quarter......................................    $  19.250 $   9.080
            2nd Quarter......................................       17.800     9.030
            3rd Quarter......................................       19.200    12.950
            4th Quarter......................................       18.890    11.310

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

On July 21, 2003, the Company had 320 shareholders of record, of which certain of the recordholders were registered clearing agencies holding common stock on behalf of participants of such clearing agencies.

See "Equity Compensation Plan Information," Item 12 in Part III, which is incorporated by reference herein.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected condensed consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto appearing elsewhere herein.


                                                           FISCAL YEAR ENDED APRIL 30,
                                             ---------------------------------------------------
                                              2003      2002        2001        2000        1999
                                            --------  --------    --------    --------    ------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
   CONSOLIDATED STATEMENT OF OPERATIONS
   DATA
   Revenue:
   License                                  $27,540   $36,683     $29,951     $22,709     $15,705
   Service and other                         19,779    16,752      13,607      10,782       8,770
                                            -------   -------     -------     -------     -------
   Total revenue                             47,319    53,435      43,558      33,491      24,475
                                            -------   -------     -------     -------     -------

   Cost of revenue:
   License                                      683       938         843         780         320
   Service and other                            970       871         701         529         428
                                            -------   -------     -------     -------     -------
   Total cost of revenue                      1,653     1,809       1,544       1,309         748
                                            -------   -------     -------     -------     -------
   Gross profit                              45,666    51,626      42,014      32,182      23,727
                                            -------   -------     -------     -------     -------
   Operating expenses:
   Sales and marketing                       24,611    24,966      22,025      18,579      16,404
   Research and development                  18,588    17,705      12,711      10,176       8,391
   General and administrative                 4,284     4,555       3,667       3,322       2,937
   Amortization                               3,428     4,129       1,940       2,045       1,600
                                            -------   -------     -------     -------     -------
   Total operating expenses                  50,911    51,355      40,343      34,122      29,332
                                            -------   -------     -------     -------     -------
   Income (loss) from operations             (5,245)      271       1,671      (1,940)     (5,605)
   Other income (expense), net                1,152     1,347      (1,608)      1,640       1,587
                                            -------   -------     -------     -------     -------
   Income (loss) before income taxes         (4,093)    1,618          63        (300)     (4,018)
   Income tax expense (benefit)                (970)      404         908         (66)     (1,210)
                                            -------   -------     -------     -------     -------
   Net income (loss)                        $(3,123)  $ 1,214     $  (845)    $  (234)    $(2,808)
                                            =======   =======     =======     =======     =======
   Basic net income (loss) per share        $ (0.26)  $  0.10     $ (0.07)    $ (0.02)    $ (0.25)
                                            =======   =======     =======     =======     =======
   Diluted net income (loss) per share      $ (0.26)  $  0.09     $ (0.07)    $ (0.02)    $ (0.25)
                                            =======   =======     =======     =======     =======
   Weighted average shares outstanding -
     basic                                    11,809    11,844      11,690      11,460      11,310
   Weighted average shares outstanding -
     diluted                                  11,809    13,649      11,690      11,460      11,310



                                                                      APRIL 30,
                                            ----------------------------------------------------------
                                              2003       2002        2001         2000          1999
                                            --------   --------    --------     --------     ---------
                                                                   (IN THOUSANDS)
   CONSOLIDATED BALANCE SHEET DATA
   Cash and cash equivalents                $  7,173   $  5,269    $  9,412     $  2,594     $  2,489
   Working capital                             8,965      7,497      11,653        9,131        7,684
   Total assets                               63,154     68,224      57,973       53,610       52,630
   Long term liabilities                      10,000     10,520       9,060        9,194        7,446
   Total stockholders' equity                 39,826     43,647      41,595       39,047       40,863

Certain amounts previously reported have been reclassified to conform to the current year's reporting format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including those factors identified in "Risk Factors" under "Item 1. Business." The following discussion and analysis also should be read in conjunction with "Item 6. Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. Results actually achieved may differ materially from expected results included in these statements.

OVERVIEW

Ansoft Corporation ("Ansoft" or the "Company") is a developer of high performance electronic design automation ("EDA") software used in high technology products and industries. Ansoft's software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, design optimal product size and materials, eliminate physical prototypes, and reduce time-to-market.

Effective May 3, 2001, Ansoft entered into an agreement to acquire the following intangible assets related to the Agilent HFSS software product: customer list, non-compete agreement, and trademark. As part of the agreement Agilent agreed to transfer customer obligations for Agilent HFSS software to Ansoft.

Effective February 2001, Ansoft acquired SIMEC. The cost of the transaction has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The transactions have been accounted for as purchases, and their respective financial results have been included in the accompanying consolidated financial statements since the date of their respective transactions.

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

The restructuring was committed to and completed in the quarter ended October 31, 2002. The total $532,000 restructuring charge was comprised of a $407,000 charge for the impairment of fixed assets (included in the cash flow statement) and a charge of $125,000 for the remaining lease obligations for which a liability was recorded as of October 31, 2002. The impairment charge was based on third-party offers to purchase the remaining assets.

CRITICAL ACCOUNTING POLICIES

Ansoft's critical accounting policies are as follows:

-    Revenue Recognition
-    Valuation of Accounts Receivable
-    Impairment of Long-Lived Assets
-    Impairment of Marketable Securities Available for Sale
-    Deferred Tax Asset Valuation Allowance

Revenue Recognition

Revenue consists of fees for licenses of software products and service and other revenue.

License revenue - Ansoft licenses its software on a perpetual basis with no right to return or exchange the licensed software.

Postcontract customer support ("PCS") is bundled with the perpetual licensing fee. Revenue related to the three-month PCS is deferred and recognized ratably over the three-month term. Ansoft's vendor-specific objective evidence of fair value, or VSOE, for the three-month PCS is based upon the pricing for comparable transactions when the element is sold separately. Ansoft's VSOE for the three-month PCS is based upon one fourth of the customer's annual maintenance contract renewal rates. Three-month PCS services provided are the same as maintenance.

During the year ended April 30, 2002, the Company changed the PCS period bundled with the perpetual license from a one-year period to a three-month period to more closely align our pricing policy with other vendors within our industry. In addition, we no longer believed we could continue to expect future releases offered to customers under three-month PCS would only contain enhancements limited to bug fixes covered by warranty provisions and therefore the Company began deferring the PCS in fiscal 2002. Prior to fiscal 2002, the Company recognized PCS revenue together with the licensing fee on delivery of the software if collectibility of the resulting receivable was probable, enhancements were limited to bug fixes covered by warranty provisions, and the costs of providing these services were expected to be insignificant. Pursuant to this policy, there were no deferred amounts recorded prior to fiscal 2002 and the estimated costs of providing PCS were accrued at the time of revenue recognition.

Service and other revenue - consists primarily of maintenance revenue. Ansoft offers customers one-year maintenance contracts at 15% of the list price of the respective software products. Ansoft recognizes all maintenance revenue ratably over the respective maintenance period. Customers renew maintenance agreements annually.

Revenue from customer training, support and other services is recognized as the service is performed.

Valuation of Accounts Receivable

Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft's history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of April 30, 2003 and 2002 was $818,000 and $621,000 respectively. The increase in allowance in fiscal 2003 was primarily due to the overall business environment of our customers. In fiscal 2002 the allowance was increased $400,000 due primarily due to the overall increase in Ansoft's receivable balance as of April 30, 2002, and to a lesser extent, the overall business environment of our customers. No particular customer was a cause of the changes in allowances. We had no significant changes in our collection policies or payment terms.

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

The judgments used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See also the "Risk Factors" under "Item 1. Business."

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenue of each item in the Company's consolidated statements of operations for the periods indicated:

                                                           PERCENTAGE OF REVENUE
                                                     ----------------------------------
                                                        FISCAL YEAR ENDED APRIL 30,
                                                        2003        2002        2001
                                                     ----------  ----------  ----------
        Revenue:
          License                                          58%         69%         69%
          Service and other                                42          31          31
                                                        -----       -----       -----
            Total revenue                                 100         100         100
                                                        -----       -----       -----
        Costs of revenue:
          Cost of license revenue                           2           2           2
          Cost of service and other revenue                 2           2           2
                                                        -----       -----       -----
            Gross profit                                   96          96          96
                                                        -----       -----       -----
        Operating Expenses:
          Sales and marketing                              52          46          51
          Research and development                         39          33          29
          General and administrative                        9           8           8
          Amortization                                      7           8           4
                                                        -----       -----       -----
            Total operating expenses                      107          95          92
                                                        -----       -----       -----
        Income (loss) from operations                     (11)          1           4
        Other income (expense), net                         2           2          (4)
                                                        -----       -----       -----
        Income (loss) before income taxes                  (9)          3           0
        Income tax expense (benefit)                       (2)          1           2
                                                        -----       -----       -----
        Net income (loss)                                  (7)%         2%         (2)%
                                                        ======      =====       =====


YEAR ENDED APRIL 30, 2003 COMPARED WITH YEAR ENDED APRIL 30, 2002

Revenue. Total revenue for the year ended April 30, 2003 decreased 11% to $47.3 million from $53.4 million in the previous fiscal year. License revenue decreased 25% to $27.5 million from $36.7 million. The decrease is primarily attributable to reduced demand from customers due to the economic slowdown, particularly in the telecommunications sector. Service and other revenue increased by 18% to $19.8 million from $16.8 million due to the continued growth of the installed base of customers under annual maintenance agreements. Primarily due to this growth of installed base of customers under maintenance contracts, deferred revenue as of April 30, 2003 increased $2 million.

International revenue accounted for 56% and 55% of the Company's total product revenue in the years ended April 30, 2003 and 2002, respectively. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance and post-contract customer support and amortization of acquired technology. Our cost of license revenue decreased 27% to $683,000 from $938,000 in the previous fiscal year. This decrease was due to certain acquired technology being fully amortized in fiscal 2003. Our cost of service and other revenue increased 11% to $970,000 from $871,000 in the previous fiscal year primarily due to the increased personnel providing customer support.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses decreased 1% to $24.6 million in the year ended April 30, 2003, as compared to $25 million in the previous fiscal year. The decrease was due to lower commission expense as a result of a lower level of sales. Sales and marketing expenses represented 52% and 46% of total revenue in the years ended April 30, 2003 and 2002, respectively. Ansoft expects that sales and marketing expenses will increase between 5% and 8% in absolute dollars in the next fiscal year.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses increased by 5% to $18.6 million in the year ended April 30, 2003, as compared to $17.7 million in the previous fiscal year. Research and development expenses increased by 15% due to the continued research and development efforts for Ansoft's current and future software products. Research and development expenses decreased by 10% due to the closing of the Altra Broadband Irvine Technology Center and other cost control measures. A restructuring charge of $532,000 related to the closing of Altra Broadband's Irvine Technology Center is included in the expenses for the year ended April 30, 2003. Research and development expenses represented 39% and 33% of total revenue in the years ended April 30, 2003 and 2002, respectively. Ansoft anticipates that research and development expenses for the next fiscal year are expected to be between $15.5 million and $16 million.

General and administrative expenses. General and administrative expenses decreased by 6% to $4.3 million in the year ended April 30, 2003, as compared to $4.6 million in the previous fiscal year. The decline is due to general cost control measures. General and administrative expenses represented 9% and 8% of total revenue in the years ended April 30, 2003 and 2002 respectively. Ansoft anticipates that general and administrative expenses for the next fiscal year are expected to be between $4.8 million and $5 million.

Amortization expense. Amortization expense in the year ended April 30, 2003 was $3.4 million, as compared to $4.1 million the previous fiscal year. The decrease was mainly due to the Company ceasing to amortize approximately $1.2 million of goodwill in conjunction with the adoption of SFAS 142, effective May 1, 2002.

Other income (expense) and interest expense, net. Other income (expense) and interest expense for the year ended April 30, 2003 was $1.2 million, compared to $1.3 million reported for the previous fiscal year. The decrease is due primarily to lower interest rates and investment returns in the current period.

Income tax expense (benefit). In the year ended April 30, 2003, the Company recorded a tax benefit of $1 million. In addition, during the year a study of federal research and development credits was completed. The Company has determined that it has approximately $2.2 million in research and development credits for all years through April 30, 2003 that are available to reduce future federal income taxes, if any, through April 30, 2022. The ultimate and other deferred tax assets is dependant upon the generation of future taxable income. Based on an analysis of taxable income projections, management has recorded a valuation allowance.

YEAR ENDED APRIL 30, 2002 COMPARED WITH YEAR ENDED APRIL 30, 2001

Revenue. Total revenue for the year ended April 30, 2002 increased 23% to $53.4 million from $43.6 million in the previous fiscal year. License revenue increased 22% to $36.7 million from $30.0 million. The increase was primarily attributable to strong demand from North American and European customers. Service and other revenue increased by 23% to $16.7 million from $13.6 million. Service and other revenue increased by 27% due to the continued growth of the installed base of customers under annual maintenance agreements. Primarily due to this growth of installed base of customers under maintenance contracts, deferred revenue as of April 30, 2002 increased $3.6 million. Service and other revenue decreased by 4% due to a reduction in contract revenue due to the completion of certain contracts in the previous year.

International revenue accounted for 55% and 53% of the Company's total product revenue in the years ended April 30, 2002 and 2001, respectively.

Cost of revenue. Our cost of license revenue increased 11% to $938,000 from $843,000 in the previous fiscal year due to increased license revenue levels. Our cost of service and other revenue increased 24% to $871,000 from $701,000 in the previous fiscal year primarily due to the increased personnel providing customer support.

Sales and marketing expenses. Sales and marketing expenses increased by 13% to $25 million in the year ended April 30, 2002, as compared to $22 million in the previous fiscal year. Sales and marketing expense increased 11% due to the increase in the Company's sales levels. Sales and marketing expense increased 2% due to increased marketing efforts such as advertising in trade publications and participation in industry trade shows. Sales and marketing expenses represented 46% and 51% of total revenue in the years ended April 30, 2002 and 2001, respectively.

Research and development expenses. Total research and development expenses increased by 39% to $17.7 million in the year ended April 30, 2002, as compared to $12.7 million in the previous fiscal year. Research and development expenses increased by 21% due to the research and development efforts of Altra Broadband. Research and development expenses increased by 18% due to the continued research and development efforts for Ansoft's current and future software products. Research and development expenses represented 33% and 29% of total revenue in the years ended April 30, 2002 and 2001, respectively.

General and administrative expenses. General and administrative expenses increased by 24% to $4.6 million in the year ended April 30, 2002, as compared to $3.7 million in the previous fiscal year. The increase is due to additional costs required to support the increase in operations, including the hiring of additional administrative personnel. General and administrative expenses represented 8% of total revenue in each of the years ended April 30, 2002 and 2001.

Amortization expense. Amortization expense in the year ended April 30, 2002 was $4.1 million, as compared to $1.9 million in the previous fiscal year. The increase was due to the amortization of intangibles acquired in the SIMEC and Agilent transactions.

Other income (expense) and interest expense, net. Other income (expense) and interest expense for the year ended April 30, 2002 was $1.3 million, compared to $(1.6) million reported for the previous fiscal year. Other income (expense) increased $3.5 million due to higher other than temporary declines on the portfolio in fiscal 2001. Other income decreased $480,000 due to lower dividend and interest rates earned in fiscal 2002.

Income tax expense (benefit). In the years ended April 30, 2002 and 2001, the Company recorded a tax expense of $404,000 and $908,000, respectively. The Company has recorded research and development credit carryforwards of $337,000 as of April 30, 2002.


QUARTERLY RESULTS OF OPERATIONS

The following table presents unaudited quarterly results for each quarter of fiscal 2003 and fiscal 2002. The information has been prepared on a basis consistent with the Company's annual consolidated financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for such periods. The Company's quarterly results have been in the past, and may be in the future, subject to fluctuations due to increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and the size and timing of significant license transactions. The Company believes that results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. The Company's business has been cyclical, with revenues in the first fiscal quarter typically lower than the fourth quarter of the preceding fiscal year.

                                                      FISCAL 2003                                    FISCAL 2002

                                      APRIL 30,   JAN. 31,   OCT. 31,    JULY 31,  APRIL 30,     JAN. 31,     OCT. 31,    JULY 31,
                                        2003        2003       2002        2002      2002          2002         2001        2001
                                      ---------   ---------  ---------   --------- ---------     ---------    ---------   ---------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue                         $ 15,112    $ 12,362   $ 10,557    $ 9,288   $ 15,609      $ 14,065     $ 12,540    $ 11,221
Income (loss) from operations         $  2,611    $   (367)  $ (3,068)   $(4,421)  $  1,308      $    548     $   (471)   $ (1,114)
Net income (loss)                     $  2,476    $    (58)  $ (2,198)   $(3,343)  $  1,186      $    591     $    (65)   $   (498)
Basic net income (loss) per share     $   0.21    $  (0.00)  $  (0.19)   $ (0.28)  $   0.10      $   0.05     $  (0.01)   $  (0.04)
Diluted net income (loss) per share   $   0.20    $  (0.00)  $  (0.19)   $ (0.28)  $   0.09      $   0.04     $  (0.01)   $  (0.04)
Weighted average number of shares
outstanding                             11,715      11,764     11,817     11,940     11,907        11,864       11,836      11,722
    - basic
    - diluted                           12,488      11,764     11,817     11,940     13,844        13,592       11,836      11,722



LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2003, Ansoft had $7.2 million in cash and cash equivalents and working capital of $9.0 million. Net cash provided by operating activities was $4.2 million, $4.4 million and $11.8 million in fiscal 2003, 2002, and 2001, respectively.

Net cash provided by (used in) investing activities was $975,000, $(11.2) million and $(5.0) million in fiscal 2003, 2002, and 2001, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $755,000, $2.6 million and $1.7 million in fiscal 2003, 2002, and 2001, respectively. Net proceeds from the sale (purchase) of securities were $1.3 million, $(1.0) million, and $(1.2) million in fiscal 2003, 2002, and 2001, respectively. Net cash used in investment of acquired businesses were $7.5 million and $2.0 million in fiscal 2002 and 2001, respectively.

Net cash (used in) provided by financing activities were $(3.6) million, $3.2 million and $66,000 in fiscal 2003, 2002, and 2001, respectively. In fiscal 2003 Ansoft repaid its note payable of $1.9 million. Proceeds from the issuance of common stock were $494,000, $2.3 million, and $1.2 million in fiscal 2003, 2002, and 2001, respectively. Funds used for the purchase of treasury stock were $2.3 million, $70,000 and $970,000 in fiscal 2003, 2002, and 2001, respectively.

Ansoft has available a $20.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2004. The line of credit is secured by the marketable securities held with institution, and includes a minimum tangible net worth covenant. The Company was in compliance with all financial covenants as of April 30, 2003 and 2002. As of April 30, 2003, $10.0 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next year. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

A summary of Ansoft's significant contractual obligations and commitments is as follows (in 000s):

                             Debt        Operating Leases
Fiscal   2004               -                    1,145
         2005              10,000                  887
         2006               -                      705
         2007               -                      110

Stock Repurchase Program. In September 2002, our Board of Directors voted to amend the existing 1,000,000 common stock repurchase program to permit the Company to acquire an additional 1,000,000 shares of its Common Stock. Common shares reacquired are intended to be used for general corporate purposes. As of the date we filed this Annual Report on Form 10-K with the SEC, we had repurchased 1.2 million shares under the repurchase program.

Acquisitions. Effective May 3, 2001, Ansoft entered into an agreement to acquire the following intangible assets related to the Agilent HFSS software product: customer list, non-compete agreement, and trademark. As part of the agreement Agilent agreed to transfer customer obligations for Agilent HFSS software to Ansoft. The acquisition cost was $7,850,000 in cash and assumed liabilities of $1,544,000 for a total cost of $9,394,000.

Effective February 16, 2001, Ansoft acquired all of the outstanding stock of SIMEC GmbH for 72,000 shares and $900,000 in cash. SIMEC was a provider of multi domain simulation package for system simulation. Ansoft purchased SIMEC to acquire technology, key customer list and personnel. The acquisition was accounted for as a purchase, and the financial results have been included in the accompanying consolidated financial statements since the date of the acquisition.

Foreign Currency Fluctuations. Foreign currency exchange rates positively (negatively) affected revenue by approximately $1.4 million, ($653,000) and ($543,000) in fiscal 2003, 2002, and 2001, respectively, primarily due to the fluctuations of the Japanese yen in relation to the U.S. dollar.

EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's consolidated financial results.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity's commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company adopted this standard beginning January 1, 2003 and the adoption of SFAS 146 did not have a material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123." This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of this standard in fiscal 2003.


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

The following table presents the carrying value and related weighted-average interest rates for the Company's investment portfolio and debt. The carrying value approximates fair value at April 30, 2003.



                                                                               APRIL 30,
                                            ---------------------------------------------------------------------------------
                                                2004      2005       2006        2007        2008     THEREAFTER    TOTAL
                                                                         (AMOUNTS IN THOUSANDS)
Fixed Rate Debt Securities                        --        --         --          --          --     $ 2,530      $  2,530
Average % Rate                                    --        --         --          --          --
                                                                                                        6.04%         6.04%

Marketable Equity Securities (bond funds)   $ 19,255        --         --          --          --          --      $ 19,255
Average % Rate                                 5.88%        --         --          --          --          --         5.88%

Variable Rate Debt                              --    $ 10,000         --          --          --          --      $ 10,000
Average % Rate                                  --       1.94%         --          --          --          --         1.94%



As of April 30, 2002, the Company had Fixed Rate Debt Securities, Marketable Equity Securities, and Variable Rate Debt of $3.7 million, $18.8 million, and $10 million, respectively. The average rates for Fixed Rate Debt Securities, Marketable Equity Securities, and Variable Rate Debt at April 30, 2002 were 6.81%, 7.25%, and 2.49%, respectively. These rates declined primarily due to the lowering of federal interest rates in fiscal 2003.

Foreign Currency Risk. The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. As of April 30, 2003, the Company had no hedging contracts outstanding. The Company assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report                                                              20
Consolidated Balance Sheets as of April 30, 2003 and 2002                                 21
Consolidated Statements of Operations for the fiscal years ended April 30, 2003,
   2002 and 2001                                                                          22
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the
   fiscal years ended April 30, 2003, 2002 and 2001                                       23
Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2003,
   2002 and 2001                                                                          24
Notes to Consolidated Financial Statements                                                25
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts                                           40

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ansoft Corporation:

We have audited the accompanying consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended April 30, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ansoft Corporation and subsidiaries as of April 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in fiscal 2003.

KPMG LLP

Pittsburgh, Pennsylvania
May 27, 2003

                       ANSOFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   April 30,                  April 30,
                                                                     2003                       2002
                                                                 -------------              -------------
Assets
Current assets
Cash and cash equivalents                                           $   7,173                  $  5,269
Accounts receivable, net of allowance for doubtful accounts
  of $818 and $621, respectively                                       13,968                    15,044
Deferred income taxes                                                     310                       236
Prepaid expenses and other assets                                         842                     1,005
                                                                    ---------                  --------
Total current assets                                                   22,293                    21,554

Equipment and furniture                                                 3,829                     5,714
Marketable securities                                                  21,785                    22,479
Other assets                                                              436                       367
Deferred taxes - non current                                            4,909                     4,484
Goodwill, net                                                           1,239                     1,239
Other intangible assets, net                                            8,663                    12,387
                                                                    ---------                  --------
Total assets                                                        $  63,154                  $ 68,224
                                                                    =========                  ========

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses                               $   2,449                  $  3,292
Note Payable                                                                -                     1,850
Deferred revenue                                                       10,879                     8,915
                                                                    ---------                  --------
Total current liabilities                                              13,328                    14,057

Line of credit                                                         10,000                    10,000
Other liabilities                                                           -                       520
                                                                    ---------                  --------

Total liabilities                                                      23,328                    24,577

Stockholders' equity
Preferred stock, par value $0.01 per share; 1,000 shares
   authorized,  no shares outstanding                                       -                         -
Common stock, par value $0.01 per share; 25,000 shares
   authorized; issued 12,296 and 12,196
   shares,  respectively and outstanding 11,669 and 11,933,
   respectively                                                           123                       122
Additional paid-in capital                                             55,522                    54,939
Treasury stock, 627 and 263 shares, respectively                      (3,954)                   (1,671)
Other accumulated comprehensive income (loss)                           (703)                   (1,704)
Accumulated deficit                                                  (11,162)                   (8,039)
                                                                    ---------                  --------
Total stockholders' equity                                             39,826                    43,647

Total liabilities and stockholders' equity                          $  63,154                  $ 68,224
                                                                    =========                  ========

          See accompanying notes to consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    FISCAL YEAR ENDED APRIL 30,                            2003        2002       2001
    ---------------------------                          --------    --------   ------
   Revenue:
   License                                               $27,540     $36,683    $29,951
   Service and other                                      19,779      16,752     13,607
                                                         -------     -------    -------
   Total revenue                                          47,319      53,435     43,558
                                                         -------     -------    -------
   Cost of revenue:
   License revenue                                           683         938        843
   Service and other                                         970         871        701
                                                         -------     -------    -------
   Total cost of revenue                                   1,653       1,809      1,544
                                                         -------     -------    -------
   Gross profit                                           45,666      51,626     42,014
   Operating Expenses:
   Sales and marketing                                    24,611      24,966     22,025
   Research and development                               18,588      17,705     12,711
   General and administrative                              4,284       4,555      3,667
   Amortization                                            3,428       4,129      1,940
                                                         -------     -------    -------
   Total operating expenses                               50,911      51,355     40,343
                                                         -------     -------    -------
   Income (loss) from operations                          (5,245)        271      1,671
   Other income (loss)                                     1,428       1,878     (1,108)
   Interest expense                                         (276)       (531)      (500)
                                                         --------    --------   --------
   Income (loss) before income taxes                      (4,093)      1,618         63
   Income taxes expense (benefit)                           (970)        404        908
                                                         -------     -------    -------
   Net income (loss)                                     $(3,123)    $ 1,214    $  (845)
                                                         =======     =======    =======
   Basic net income (loss) per share                     $ (0.26)    $  0.10    $ (0.07)
                                                         ========    ========   ========
   Diluted net income (loss) per share                   $ (0.26)    $  0.09    $ (0.07)
                                                         ========    ========   ========
   Weighted average shares outstanding - basic            11,809      11,844     11,690
   Weighted average shares outstanding - diluted          11,809      13,649     11,690




See accompanying notes to consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                             OTHER
                                                                   ADDITIONAL                             ACCUMULATED
                             COMPREHENSIVE      COMMON STOCK         PAID-IN       TREASURY STOCK        COMPREHENSIVE  ACCUMULATED
                             INCOME (LOSS)     SHARES     AMOUNT     CAPITAL    SHARES    INCOME (LOSS)  INCOME (LOSS)    DEFICIT
                             -------------    --------   --------   ---------  --------   -------------  -------------    -------
Balance, April 30, 2000                        11,780      $117     $ 51,956      (201)     $(1,131)         $(3,487)      $(8,408)
Purchase of treasury stock                         --        --           --       (127)      (970)             --            --
Issuance of common stock                          180         2          728        72         500              --            --
Net income                      $(845)             --        --           --        --          --              --           (845)
Foreign currency translation        15             --        --           --        --          --              15            --
Reclassification adjustment      3,583             --        --           --        --          --           3,583            --
Change in unrealized loss on
  marketable securities           (465)            --        --           --        --          --            (465)           --
                                 ------
Comprehensive Income (loss)      $2,288            --        --           --        --          --               --           --
                                               ------      ----     --------    ------        ----          -------     --------

Balance, April 30, 2001                        11,960      $119     $ 52,684      (256)     $(1,601)         $(354)        $(9,253)
Purchase of treasury stock                         --        --           --        (7)         (70)            --            --
Issuance of common stock                          236         3        1,335        --          --              --            --
Tax effect of stock option
   exercises                                       --        --          920        --          --              --            --
Net income                      $1,214             --        --           --        --          --              --           1,214
Foreign currency translation      (525)            --        --           --        --          --            (525)           --
Reclassification adjustment        117             --        --           --        --          --             117            --
Change in unrealized loss
on marketable securities           (942)            --        --           --        --          --            (942)           --
                                 ------
Comprehensive Income (loss)      $(136)            --        --           --        --          --               --           --
                                               ------      ----     --------    ------        ----          -------     --------


Balance, April 30, 2002                        12,196      $122     $ 54,939      (263)     $(1,671)         $(1,704)      $(8,039)
Purchase of treasury stock                         --        --           --      (364)      (2,283)            --            --
Issuance of common stock                          100         1          493        --          --              --            --
Tax effect of stock option
   exercises                                       --        --           90        --          --              --            --
Net loss                        $(3,123)           --        --           --        --          --              --          (3,123)
Foreign currency                   394             --        --           --        --          --             394            --
translation
Reclassification adjustment         78             --        --           --        --          --              78            --
Change in unrealized loss on
  marketable securities            529             --        --           --        --          --             529            --
                                 -----
Comprehensive Income (loss)     $(2,122)           --        --           --        --          --               --           --
                                               ------      ----     --------    ------        ----          -------     --------


Balance, April 30, 2003                        12,296      $123     $ 55,522      (627)     $(3,954)         $(703)       $(11,162)

        See accompanying notes to consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                 FISCAL YEAR ENDED APRIL 30,
                                                               2003         2002         2001
                                                           -----------  -----------  -----------
     Cash flows from operating activities
     Net income (loss)                                       $ (3,123)    $  1,214     $   (845)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities
     Depreciation                                               1,838        1,936        1,662
     Amortization                                               3,724        4,709        2,430
     Deferred taxes                                              (408)      (2,093)         611
     Impairment charge to equipment                               407            -            -
     Non cash charge on marketable securities                      78          117        3,629
     (Gain) loss on marketable securities                        (113)           -          (46)
     Changes in assets and liabilities, net of effect
        from acquisitions                                       1,076       (6,835)       2,341
     Accounts receivable
     Prepaid expenses and other assets                            163          261         (325)
     Other long-term assets and liabilities, net                 (589)         166          194
     Accounts payable and accrued expenses                       (843)       1,258          657
     Deferred revenue                                           1,964        3,631        1,401
                                                             --------     --------     --------
     Net cash provided by operating activities                  4,174        4,364       11,709
                                                             --------     --------     --------
     Cash flows from investing activities
     Purchases of equipment and furniture                        (755)      (2,630)      (1,693)
     Investment in acquired businesses                              -       (7,544)      (2,025)
     Proceeds from the sale of equipment                          395            -            -
     Proceeds from the sale of marketable securities            6,983            -          351
     Purchase of marketable securities                         (5,648)        (996)       (1,596)
                                                             --------        ------      --------
     Net cash provided by (used in) investing activities          975      (11,170)      (4,963)
                                                             --------     --------     --------
     Cash flows from financing activities
     Proceeds from (repayments of) line of credit, net              -        1,000         (194)
     Payment of note payable                                   (1,850)           -            -
     Purchase of treasury stock                                (2,283)         (70)        (970)
     Proceeds from the issuance of common stock, net              494        2,258        1,230
                                                             --------     --------     --------
     Net cash provided by (used in)  financing activities      (3,639)       3,188           66
                                                             --------     --------     --------
     Net increase (decrease) in cash and cash equivalents       1,510       (3,618)       6,812
     Effect of exchange rate changes                              394         (525)           6
     Cash and cash equivalents at beginning of  year            5,269        9,412        2,594
                                                             --------     --------     --------
     Cash and cash equivalents at end of year                $  7,173     $  5,269     $  9,412
                                                             ========     ========     ========
     Supplemental disclosures of cash flow information
       Cash paid for interest                                $    276     $    414     $    453
                                                             ========     ========     ========
       Cash paid for income taxes                            $    846     $    203     $    182
                                                             ========     ========     ========



See accompanying notes to consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ansoft Corporation ("Ansoft" or the "Company") is a developer of electronic design automation ("EDA") software used in high technology products and industries. Ansoft's software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, from the date of inception or acquisition. All intercompany transactions have been eliminated. Effective May 3, 2001, Ansoft entered into an agreement to acquire the following intangible assets related to the Agilent HFSS software product: customer list, non-compete agreement, and trademark. As part of the agreement Agilent agreed to transfer customer obligations for Agilent HFSS software to Ansoft. The acquisition cost was $7,850 in cash and assumed liabilities of $1,544 for a total cost of $9,394.

Effective February 16, 2001, Ansoft acquired all of the outstanding stock of SIMEC GmbH for 72 shares and $900 in cash. SIMEC was a provider of multi domain simulation package for system simulation. Ansoft purchased SIMEC to acquire technology, key customer list and personnel. The acquisition was accounted for as a purchase, and the financial results have been included in the accompanying consolidated financial statements since the date of the acquisition.

In July 2000, Ansoft announced its formation of Altra Broadband to pursue the development of critical intellectual property and products for broadband wireless and optical communications. In spite of certain technical successes, profitable deployment of intellectual property developed by Altra Broadband's Irvine Technology Center in this telecom environment was deemed unlikely in the near term. As such, the Company closed the Irvine Technology Center during the quarter ended October 31, 2002, resulting in a restructuring charge of $532 that is included in "Research and development expense."

The restructuring was committed to and completed in the quarter ended October 31, 2002. The total $532 restructuring charge was comprised of a $407 charge for the impairment of fixed assets and a charge of $125 for the remaining lease obligations for which a liability was recorded as of October 31, 2002. The impairment charge was based on third-party offers to purchase the remaining assets.

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

Marketable Securities

Marketable securities consist of corporate bonds, bond and government agency mutual funds, and mortgage backed securities and are classified as available for sale as of April 30, 2003 and 2002. Marketable securities available for sale are recorded at fair market value based on quoted market prices and any unrealized gains or losses are recorded as a separate component of stockholders' equity. Costs of investments sold/held are determined on the average cost method. An impairment charge is recorded if a decline in the market value of any available for sale security below cost is deemed to be other than temporary. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

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

Goodwill and Other Intangible Assets

Goodwill and Other Intangible assets, which include customer lists, non-compete agreement, and purchased technology, are stated at cost less accumulated depreciation and are reviewed periodically (at least annually) for impairment. The non-compete agreement is a result of the Agilent transaction discussed in note 2. Purchased technology represents acquired software which has been fully developed, achieved technological feasibility, reached commercial viability, and is generating revenue. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" which was adopted on May 1, 2002 (the beginning of Ansoft's fiscal year 2003), goodwill and purchased intangibles with indefinite useful lives are no longer amortized but are reviewed periodically (at least annually) for impairment. Accordingly, Ansoft has ceased to amortize approximately $1.2 million of goodwill, net of amortization, including workforce intangibles that were subsumed into goodwill upon adoption of SFAS No. 142. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are three to seven years), and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets."

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

The pro forma effects of the adoption of SFAS No. 142 are as follows:

                                                              Fiscal  Year Ended April 30,
                                                           (in thousands, except per share amounts)
                                                           2003                    2002               2001
                                                           ----                    ----               ----
Reported net income (loss)                             $  (3,123)               $  1,214           $    (845)
Add back: Goodwill amortization                                -                     368                 206
                                                       ----------               ---------          ----------
Adjusted net income (loss)                             $  (3,123)               $  1,582           $    (639)
                                                       ==========               =========          ==========

BASIC EARNINGS PER SHARE:
Reported net loss                                      $   (0.26)               $    0.10          $   (0.07)
Add back: Goodwill amortization                                -                     0.03               0.02
                                                       ----------               ---------          ----------
Adjusted net income (loss)                             $   (0.26)               $    0.13          $   (0.05)
                                                       ==========               =========          ==========

DILUTED EARNINGS PER SHARE:
Reported net loss                                      $   (0.26)               $    0.09          $   (0.07)
Add back: Goodwill amortization                                -                     0.03               0.02
                                                       ----------               ---------          ----------
Adjusted net income (loss)                             $   (0.26)               $    0.12          $   (0.05)
                                                       ==========               =========          ==========

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally seven years, and assessed for recoverability by determining whether the amortization of goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows.

Impairment of Long-Lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on May 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset exceeds the fair value of the asset.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed Of".

Revenue Recognition

Revenue consists of fees for licenses of software products and service and other revenue.

License revenue - Ansoft licenses its software on a perpetual basis with no right to return or exchange the licensed software.

Postcontract customer support ("PCS") is bundled with the perpetual licensing fee. Revenue related to the three-month PCS is deferred and recognized ratably over the three-month term. Ansoft's vendor-specific objective evidence of fair value, or VSOE, for the three-month PCS is based upon the pricing for comparable transactions when the element is sold separately. Ansoft's VSOE for the three-month PCS is based upon one fourth of the customer's annual maintenance contract renewal rates. Three-month PCS services provided are the same as maintenance.

During the year ended April 30, 2002, the Company changed the PCS period bundled with the perpetual license from a one-year period to a three-month period to more closely align our pricing policy with other vendors within our industry. In addition, we no longer believed we could continue to expect future releases offered to customers under three-month PCS would only contain enhancements limited to bug fixes covered by warranty provisions and therefore the Company began deferring the PCS in fiscal 2002. Prior to fiscal 2002, the Company recognized PCS revenue together with the licensing fee on delivery of the software if collectibility of the resulting receivable was probable, enhancements were limited to bug fixes covered by warranty provisions, and the costs of providing these services were expected to be insignificant. Pursuant to this policy, there were no deferred amounts recorded prior to fiscal 2002 and the estimated costs of providing PCS were accrued at the time of revenue recognition.

Service and other revenue - consists primarily of maintenance revenue. Ansoft offers customers one-year maintenance contracts at 15% of the list price of the respective software products. Ansoft recognizes all maintenance revenue ratably over the respective maintenance period. Customers renew maintenance agreements annually.

Revenue from customer training, support and other services is recognized as the service is performed.

Deferred revenue

Deferred revenue arises when customers are billed for products and/or services in advance of delivery and completion of the earnings process. Ansoft's deferred revenue consists of unearned revenue on annual maintenance contracts and the deferred component of PCS.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented:

                                                        INCOME                  PER SHARE
                                                        (LOSS)       SHARES       AMOUNT
                                                        ------       ------       ------
                  FISCAL YEAR ENDED APRIL 30, 2003
                  --------------------------------
                 Basic net income (loss) per share     $ (3,123)     11,809      $ (0.26)

                 Effect of dilutive securities:
                    Stock options                           --          --           --
                                                       --------    --------      --------
                 Diluted net income (loss) per
                    share                              $ (3,123)     11,809      $ (0.26)
                                                       ========    ========      ========

                  FISCAL YEAR ENDED APRIL 30, 2002
                  --------------------------------
                 Basic net income (loss) per share     $  1,214      11,844      $  0.10

                 Effect of dilutive securities:
                    Stock options                           --        1,805        (0.01)
                                                       --------    --------      --------
                 Diluted net income (loss) per
                    share                              $  1,214      13,649      $  0.09
                                                       ========    ========      ========

                  FISCAL YEAR ENDED APRIL 30, 2001
                  --------------------------------
                 Basic net income (loss) per share     $   (845)     11,690      $ (0.07)

                 Effect of dilutive securities:
                    Stock options                           --          --           --
                                                       --------    --------      --------
                 Diluted net income (loss) per
                    share                              $   (845)     11,690      $ (0.07)
                                                       ========    ========      ========

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

Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the Company's consolidated financial statements during fiscal 2003, 2002 or 2001.

Pro forma information regarding net income and earnings (loss) per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Stock Purchase Plan, collectively called "options") granted subsequent to April 30, 1995 under the fair value method prescribed by SFAS No.
123. The fair value of options granted in fiscal years 2003, 2002 or 2001 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:


                                                        FISCAL YEAR ENDED APRIL 30,
                                                        ---------------------------

                                                        2003         2002        2001
                                                    -----------  ----------- -----------
                  Risk-free rate (%)                   2.00         4.00        5.44
                  Volatility (%)                      110.00       75.55        88.96
                  Expected life (in years)             7.50         9.90        9.51
                  Dividend yield (%)                   0.00         0.00        0.00


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. However, based solely on this analysis, the weighted average estimated fair value of employee stock options granted during 2003, 2002 or 2001 was $4.65, $8.70 and $7.62 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (unaudited):

                                                                     FISCAL YEAR ENDED APRIL 30,
                                                                     ---------------------------

                                                                    2003        2002        2001
                                                                 ----------- ----------- -----------
       Net income (loss), as reported                             $ (3,123)    $ 1,214      $   (845)
       Deduct: Total stock-based employee compensation
          expense determined under fair value based method, net
          of tax                                                    (2,956)     (2,073)       (1,070)
                                                                    -------     -------       -------

       Pro forma net income (loss)                                $ (6,079)    $  (859)     $ (1,915)

       Pro forma net income (loss) per basic and diluted
          common share                                            $  (0.51)    $ (0.07)     $  (0.16)

Because the Company anticipates making additional grants and options vest over several years, the effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses related to marketable securities that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income, net of tax of $0 in 2003, 2002 and 2001, in its consolidated statements of stockholders' equity and comprehensive income.

Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries is the United States dollar. Accordingly, assets and liabilities are translated to United States dollars at the exchange rates in effect as of the balance sheet date, and results of operations are translated using the average rates in effect for the period presented. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of income, have not been significant.

Fair Value of Financial Instruments

The carrying value and fair value of the Company's receivables, payables and debt obligations are estimated to be substantially the same at April 30, 2003 and 2002.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 "Liability Recognition for

Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity's commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company adopted this standard beginning January 1, 2003 and the adoption of SFAS 146 did not have a material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123." This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of this standard in fiscal 2003.

Reclassification

Certain items and amounts reported in the fiscal 2002 and 2001 financial statements have been reclassified to conform to the current year's reporting format.

2. ACQUISITIONS AND RELATED INTANGIBLE ASSETS

Effective May 3, 2001, Ansoft entered into an agreement to acquire the following intangible assets related to the Agilent HFSS software product: customer list, non-compete agreement, and trademark. As part of the agreement Agilent agreed to transfer customer obligations for Agilent HFSS software to Ansoft. The acquisition cost was $7,850 in cash and assumed liabilities of $1,544 for a total cost of $9,394.

Effective February 16, 2001, Ansoft acquired all of the outstanding stock of SIMEC GmbH for 72 shares and $900 in cash. SIMEC was a provider of multi domain simulation package for system simulation. Ansoft purchased SIMEC to acquire technology, key customer list and personnel. The acquisition was accounted for as a purchase, and the financial results have been included in the accompanying consolidated financial statements since the date of the acquisition.


3. EQUIPMENT AND FURNITURE

Equipment and furniture consist of the following:

                                                                        APRIL 30,
                                                                  -------------------
                                                                   2003        2002
                                                                  -------     -------
               Computers and equipment                            $ 9,660     $11,128
               Furniture and fixtures                               1,411       1,594
               Leasehold improvements                                 570         546
                                                                  -------     -------
                                                                   11,641      13,268
               Less allowances for depreciation and
                  amortization                                      7,812       7,554
                                                                  -------     -------
                                                                  $ 3,829     $ 5,714
                                                                  =======     =======

4. OTHER INTANGIBLE ASSETS

Other acquired intangible assets consist of the following:

                                                                        APRIL 30,
                                                                ---------------------
                                                                  2003        2002
                                                                ---------   ---------
               Customer list                                    $  18,488   $  18,488
               Non-compete                                          2,500       2,500
               Purchased technology                                 2,230       2,230
               Trademark                                              212         212
                                                                ---------   ---------
                                                                   23,430      23,430
               Less allowances for amortization                    14,767      11,043
                                                                ---------   ---------
                                                                $   8,663   $  12,387
                                                                =========   =========

These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense is as follows: 2004 - $3,281; 2005 - $1,510; 2006 - $1,435; 2007 - $1,272; and 2008 -
$1,165.

5. MARKETABLE SECURITIES

Marketable securities, classified as available for sale, are summarized as follows:


                                              AMORTIZED UNREALIZED   UNREALIZED   MARKET
                                                COST       GAIN        (LOSS)      VALUE
                                               -------     ----       --------    -------
             April 30, 2003
               Mutual Funds                    $19,628     $177       $(550)      $19,255
               Mortgage Backed Securities        2,510      20          -           2,530
                                               -------     ----       --------    -------
             Total marketable securities       $22,138     $197       $(550)      $21,785

             April 30, 2002
               Mutual Funds                    $19,938     $177       $(1,297)    $18,818
               Corporate Bonds                   3,500      161           -         3,661
                                               -------     ----       --------    -------
             Total marketable securities       $23,438     $338       $(1,297)    $22,479

Other income (loss) consists of dividend and interest income, realized gains and losses on securities and other than temporary declines in fair value of marketable securities. Dividend and interest income was $1,315, $1,995 and $2,475 in fiscal year 2003, 2002 and 2001, respectively. Gross realized gains were $113, $0 and $46 in fiscal year 2003, 2002 and 2001, respectively. Gross realized losses were $0, $0 and $553 in fiscal year 2003, 2002 and 2001, respectively. Other than temporary declines were $78, $117 and $3,076 in fiscal year 2003, 2002 and 2001, respectively.

In the year ended April 30, 2001, our high yield funds comprising a portion of our marketable securities experienced significant declines in the market value and the corresponding net asset value of the underlying debt instruments held by these funds. In our judgment, these declines were determined to be "other than temporary" during fiscal 2001 and the Company recorded an impairment charge of $3,076. Factors considered in our judgment included the period and extent of the declines and the general outlook for the high yield market. Other than temporary impairment is a judgment based on information that develops over a period of time. While the impairment recognized is based on all of the information available at the time of the assessment, other information or economic developments in the future may lead to further impairment.

6. LINE OF CREDIT

The Company has available a $20,000 secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2004 and is secured by the marketable securities held with the institution. As of April 30, 2003, $10,000 was the outstanding balance on the line of credit and the weighted average interest rate was 1.94%. The Company was in compliance with all financial covenants as of April 30, 2003 and 2002.

7. LEASES

The Company leases its corporate headquarters in Pittsburgh, Pennsylvania, and other facilities under operating lease agreements that expire over the next five years. Rental expense incurred by the Company under operating lease agreements totaled $2,658, $2,209 and $1,811 for the years ended April 30, 2003, 2002 and 2001, respectively. The future minimum lease payments for such operating leases as of April 30, 2003, are:

                YEAR ENDING APRIL 30,
               ----------------------
                    2004                  1,145
                    2005                    887
                    2006                    705
                    2007                    110
                                        -------
                                        $ 2,847
                                        =======

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

Shares underlying outstanding options under the 1988 Plan and the 1995 Plan are as follows:

                                                        SHARES UNDERLYING
                                                       OUTSTANDING OPTIONS
                                                     ------------------------------
                                                      SHARES             PRICE
                                                     -------           ------------
                   Outstanding, April 30, 2000         2,455         $1.75--$7.3125
                     Granted                             430          $6.125--$9.75
                     Exercised                          (180)         $1.75--$7.313
                     Terminated                          (83)          $5.00--$9.75
                                                     -------           ------------
                   Outstanding, April 30, 2001         2,622           $1.75--$9.75
                     Granted                           1,291          $9.03--$13.55
                     Exercised                          (219)          $1.75--$9.75
                     Terminated                          (57)          $5.00--$9.75
                                                     -------           ------------
                   Outstanding, April 30, 2002         3,637          $1.75--$13.55
                                                     =======
                     Granted                             651          $9.03--$13.55
                     Exercised                           (93)          $1.75--$9.75
                     Terminated                         (212)         $4.75--$12.95
                                                     -------          -------------
                   Outstanding, April 30, 2003         3,983          $1.75--$13.55
                                                     =======

Options to purchase 2,095 shares of common stock were exercisable as of April 30, 2003 and options to purchase 201 shares of common stock were available for future grant as of April 30, 2003.



The following table summarizes information about stock options outstanding as of April 30, 2003:


                                                    OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                        ------------------------------------------  -------------------------

                                                          WEIGHTED-
                                            NUMBER         AVERAGE      WEIGHTED-       NUMBER      WEIGHTED-
                        RANGE OF          OUTSTANDING     REMAINING      AVERAGE      EXERCISABLE   AVERAGE
                        EXERCISE         AT APRIL 30,    CONTRACTUAL    EXERCISE     AT APRIL 30,   EXERCISE
                         PRICES              2003           LIFE          PRICE          2003         PRICE
                   -----------------    -------------  ------------- -------------  -------------  ----------
                          $1.75--$2.00       203           1.3           $1.86           203          $1.86
                          $3.50--$5.13      1,649          5.9           $5.02          1,035         $5.04
                           $5.50-$8.25       651           6.6           $6.36           411          $6.40
                          $8.31-$12.02       959           8.0           $9.11           340          $9.14
                         $12.95-$13.55       521           8.6          $12.98           105          $12.98


9. SEGMENT REPORTING, EXPORT SALES AND CREDIT RISK

The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires the reporting of segment information using the "management approach". Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company's chief operating decision maker ("CODM") for purposes of evaluating performance and allocating resources. Ansoft's chief operating decision maker is its President and Chief Executive Officer, or CEO. Based on this approach, the Company has one reportable segment as the CODM reviews financial information on a basis consistent with that presented in the consolidated financial statements.

Ansoft's products are classified into three categories, high frequency (HF), signal integrity (SI), and electromechanical (EM). Ansoft's CEO reviews sales by product category. The following table presents product sales by market application as a percentage of total sales:

                           2003             2002              2001
                           ----             ----              ----
High Frequency               65%              69%               64%
Signal Integrity             17%              15%               20%
Electromechanical            18%              16%               16%

Profitability information by product category is not available as operating expenses and other income and expense items are managed on a functional basis.

Export sales, principally to Asia, accounted for 56%, 55% and 53% of total product revenue in 2003, 2002 and 2001, respectively. Included in export sales to Asia were sales to Japan, which accounted for approximately 21%, 18% and 21% of total revenue in fiscal 2003, 2002 and 2001, respectively. No other foreign country accounted for more than 10% of total revenue during these periods.

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

10. INCOME TAX

The provision for income taxes consists of the following:

                                                      APRIL 30,
                                           ------------------------------
                                             2003       2002      2001
                                           ---------  --------- ---------
             Current:
               Federal                     $ (495)    $ 1,611    $ 373
               State                           24         886      (76)
                                           ------     -------    -----
                  Total                      (471)      2,497      297
             Deferred:
               Federal                       (337)     (1,508)     517
               State                         (162)       (585)      94
                                           ------     -------    -----
                  Total                      (499)     (2,093)     611
                                           ------     -------    -----
             Total expense (benefit) for
               income tax                  $ (970)    $   404    $ 908
                                           ======     =======    =====

The Company's actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the statutory federal rate to income before income taxes as a result of the following:

                                                                      APRIL 30,
                                                          -------------------------------
                                                             2003       2002       2001
                                                          ---------  ---------  ---------
              Income tax expense (benefit) at statutory
                 rate                                      $(1,392)       $549        $21
              State income tax, net of federal offset          (92)        199         12
              Research and development credit               (1,575)       (505)      (250)
              Change in valuation allowance                  1,843          40        989
              Intangible Amortization                           77         210         --
              Other, net                                       169         (89)       136
                                                            -------      -----      -----
              Actual income tax expense (benefit)            $(970)       $404       $908
                                                            =======      =====      =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                        APRIL 30,
                                                                   ------------------
                                                                    2003        2002
                                                                   ------      ------
              Deferred tax assets:
              Net operating loss carryforward                         $425         $717
              Capital loss carryovers                                  392           --
              Allowance for doubtful accounts                          310          236
              Alternative minimum tax credit carryforward              256          906
              Research and development tax credit carryforward       2,215          337
              Intangible Assets                                      3,400        2,608
              Net unrealized losses on available for sale
                 securities                                          1,417        1,786
                                                                     -----        -----
              Total gross deferred tax assets                        8,415        6,590
              Less valuation allowance                             (3,006)      (1,393)
                                                                   -------      -------
              Net deferred tax assets                                5,409        5,197
              Deferred tax liabilities:
              Furniture and equipment                                (190)        (477)
                                                                     -----        -----
              Total gross deferred tax liability                     (190)        (477)
                                                                     -----        -----
              Net deferred taxes                                     5,219        4,720
                                                                     =====        =====

The valuation allowance for deferred tax assets as of May 1, 2002 and 2001 was $1,393 and $1,025, respectively. The net change in the total valuation allowance for the years ended April 30, 2003 and April 30, 2002 were increases of $1,613 and $368, respectively. A change in the valuation allowance of $230 and $328 was recorded in accumulated other comprehensive income relating to marketable securities for the year ended April 30, 2003 and 2002, respectively. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

As of April 30, 2003, the Company had net foreign operating loss carryforwards of $425, which are available to offset future foreign taxable income through April 30, 2007. The Company also has alternative minimum tax credit carryforwards of $256 which are available to reduce future federal income taxes, if any, over an indefinite period. The Company has research and development credit carryforwards of $2,215 as of April 30, 2003. These credits will be available to reduce future federal income taxes, if any, through April 30, 2023. The Company also has capital loss carryovers of $1,153 that are available to offset capital gains through April 30, 2007.

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

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of quarterly financial information follows:

                                                       FISCAL 2003                                    FISCAL 2002

                                       APRIL 30,   JAN. 31,   OCT. 31,    JULY 31,  APRIL 30,     JAN. 31,     OCT. 31,    JULY 31,
                                         2003        2003       2002        2002      2002          2002         2001        2001
                                       ---------   ---------  ---------   --------- ---------     ---------    ---------   ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue                          $ 15,112    $12,362    $10,557     $ 9,288   $ 15,609      $14,065      $12,540     $11,221
Income (loss) from operations          $  2,611    $  (367)   $(3,068)    $(4,421)  $  1,308      $   548      $  (471)    $(1,114)
Net income (loss)                      $  2,476    $   (58)   $(2,198)    $(3,343)  $  1,186      $   591      $   (65)    $  (498)
Basic net income (loss) per share      $   0.21    $ (0.00)   $ (0.19)    $ (0.28)  $   0.10      $  0.05      $ (0.01)    $ (0.04)
Diluted net income (loss) per share    $   0.20    $ (0.00)   $ (0.19)    $ (0.28)  $   0.09      $  0.04      $ (0.01)    $ (0.04)
Weighted average number of shares
   outstanding
    - basic                              11,715     11,764     11,817      11,940     11,907       11,864       11,836      11,722
    - diluted                            12,488     11,764     11,817      11,940     13,844       13,592       11,836      11,722

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 14. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Action of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.


PART IV

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:
1. Financial statements. The following consolidated financial statements are filed as part of this Annual Report on Form 10-K.

                                                                                                           PAGE
                                                                                                           ----
    Independent Auditors' Report                                                                            20
    Consolidated Balance Sheets as of April 30, 2003 and 2002                                               21
    Consolidated Statements of Operations for the years ended April 30, 2003, 2002 and 2001                 22
    Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended
         April 30, 2003, 2002 and 2001                                                                      23
    Consolidated Statements of Cash Flows for the years ended April 30, 2003, 2002 and 2001                 24
    Notes to Consolidated Financial Statements                                                              25

2. Financial Statement Schedule:

Schedule II--Valuation and Qualifying Accounts for each of the years in the three-year period ended April 30, 2003
FINANCIAL STATEMENT SCHEDULES NOT LISTED ABOVE HAVE BEEN OMITTED BECAUSE THEY ARE INAPPLICABLE, ARE NOT REQUIRED UNDER APPLICABLE PROVISIONS OF REGULATION S-X, OR THE INFORMATION THAT WOULD OTHERWISE BE INCLUDED IN SUCH SCHEDULES IS CONTAINED IN THE REGISTRANT'S FINANCIAL STATEMENTS OR ACCOMPANYING NOTES.

3. Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

  EXHIBIT
  NUMBER                                       DESCRIPTION
----------   --------------------------------------------------------------------------------------------
     3.1     Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Registration Statement
             No. 333-40189)
     3.2     Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation (incorporated by reference from Registration Statement No. 333-40189)
     3.3     Bylaws of the Company (incorporated by reference from Registration Statement No. 333-1398).
    10.1     1988 Stock Option Plan of the Company (incorporated by reference from Registration Statement No. 333-1398).
    10.2     1995 Stock Option Plan of the Company (incorporated by reference from Registration Statement No. 333-1398).
    10.3     Zoltan Cendes Stock Option Agreement, dated April 30, 1995 (incorporated by reference from Registration Statement
             No. 333-1398).
   10.10     Jacob K. White Stock Option Agreement dated February 1, 1996, as amended (incorporated by reference from Registration
             Statement No. 333-40189)
   10.11     John N. Whelihan Stock Option Agreement dated February 1, 1996, as amended. (incorporated by reference from
             Registration Statement No. 333-40189)
   10.12     Agilent HFSS Technology and License Transfer Agreement dated May 1, 2001*
   10.13     Revolving Credit Facility dated January 7, 1999*
   10.14     Fifth Amendment to Credit Agreement*
    21.1     Subsidiaries of the registrant (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997).
    99.1     Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002
    99.2     Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002


*Filed herewith

(b) Reports on Form 8-K:

On May 28, 2003, Registrant filed a current report on Form 8-K to provide under
Item 9 and Item 12 the Registrant's press release in connection with its results of operation and fiscal condition for Registrant's fiscal year ended April 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 25, 2003

                                                     ANSOFT CORPORATION

                                                     By  /s/ Nicholas Csendes
                                                         ----------------------
                                                     Nicholas Csendes
                                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 25, 2003.


                                   SIGNATURE                                 TITLE
                    -----------------------------------   -----------------------------------------
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


                        /s/ Zoltan J. Cendes              Director, Chief Technology Officer and
                    -----------------------------------   Chairman of the Board of Directors
                      Zoltan J. Cendes


                        /s/ Thomas A.N. Miller            Director
                    -----------------------------------
                      Thomas A.N. Miller


                        /s/ Peter Robbins                 Director
                    -----------------------------------
                      Peter Robbins


                        /s/ Ulrich L. Rohde               Director
                    -----------------------------------
                      Ulrich L. Rohde


                        /s/ John N. Whelihan              Director
                    -----------------------------------
                      John N. Whelihan


                        /s/ Jacob White                   Director
                    -----------------------------------
                      Jacob White


                        /s/ Anthony L. Ryan               Chief Financial Officer (Principal Financial
                    -----------------------------------   and Accounting Officer)
                      Anthony L. Ryan

CERTIFICATIONS


I, Nicholas Csendes, certify that:

1. I have reviewed this annual report on Form 10-K of Ansoft Corporation, the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 25, 2003

                                    By: /s/ Nicholas Csendes
                                    ----------------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer

I, Anthony L. Ryan, certify that:

1. I have reviewed this annual report on Form 10-K of Ansoft Corporation, the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 25, 2003


                                    By: /s/ Anthony L. Ryan
                                    ---------------------------------------
                                    Anthony L. Ryan
                                    Chief Financial Officer

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                            Balance as of         Additions                      Balance as of
                            the Beginning      Charged to Costs                   the End of
                            of the Period        and Expenses     Deductions      the Period
                            -------------        -------------    ----------      -----------
Year ended April 30, 2003
  Allowance for doubtful
      accounts                   621                  373           (176)              818
Year ended April 30, 2002
  Allowance for doubtful
      accounts                   221                  688           (288)              621
Year ended April 30, 2001
  Allowance for doubtful
      accounts                   221                  86            (86)               221