Form 10-Q
period 2003-07-31
ANSOFT CORP
filed 2003-09-09
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended July 31, 2003

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

The number of shares of the registrant's Common Stock outstanding as of the close of business on August 28, was 12,360,132.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                                                          Page
                                                                                                          ----
Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets - July 31, 2003 (unaudited) and April 30, 2003                        1
         Consolidated Statements of Operations (unaudited) - Three months ended
         July 31, 2003 and 2002                                                                            2
         Consolidated Statements of Cash Flows (unaudited)  - Three months ended
         July 31, 2003 and 2002                                                                            3
         Notes to the Consolidated Financial Statements (unaudited)                                        4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             5
Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                        12
Item 4.  Controls and Procedures                                                                          12


Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                 13

Signatures                                                                                                13


                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ANSOFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                     July 31,         April 30,
                                                       2003             2003
                                                     --------         ---------
                                                    (unaudited)
Assets
Current assets
Cash and cash equivalents                            $  6,166         $  7,173
Accounts receivable                                     9,142           13,968
Deferred income taxes                                     274              310
Prepaid expenses and other assets                       1,257              842
                                                     --------         --------
Total current assets                                   16,839           22,293

Equipment and furniture                                 3,871            3,829
Marketable securities                                  23,939           21,785
Other assets                                              425              436
Deferred taxes - non current                            5,342            4,909
Goodwill                                                1,239            1,239
Intangible assets                                       7,772            8,663
                                                     --------         --------
Total assets                                         $ 59,427         $ 63,154
                                                     ========         ========

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses                $  1,358         $  2,449
Deferred revenue                                        9,643           10,879
                                                     --------         --------
Total current liabilities                              11,001           13,328
Line of credit                                         10,000           10,000
                                                     --------         --------
Total liabilities                                      21,001           23,328

Stockholders' equity
Preferred stock                                          --               --
Common stock                                              123              123
Additional paid-in capital                             55,765           55,522
Treasury stock                                         (4,371)          (3,954)
Other accumulated comprehensive income (loss)            (737)            (703)
Accumulated deficit                                   (12,354)         (11,162)
                                                     --------         --------
Total stockholders' equity                             38,426           39,826

 Total liabilities and stockholders' equity          $ 59,427         $ 63,154
                                                     ========         ========

See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                  Three months ended July 31,
                                                     2003             2002
                                                   --------         --------
Revenues
    License                                        $  5,341         $  5,045
    Service and other                                 5,310            4,243
                                                   --------         --------
Total revenue                                        10,651            9,288
Cost of revenue
    License                                             142              225
    Service and other                                   248              222
                                                   --------         --------
Total cost of revenue                                   390              447
                                                   --------         --------
Gross profit                                         10,261            8,841
Costs and expenses
    Sales and marketing                               6,320            6,230
    Research and development                          3,823            5,144
    General and administrative                        1,111            1,032
    Amortization                                        857              856
                                                   --------         --------
Total costs and expenses                             12,111           13,262
                                                   --------         --------
Income (loss) from operations                        (1,850)          (4,421)
Other income, net                                       261              242
                                                   --------         --------
Income (loss) before income taxes                    (1,589)          (4,179)
Income tax benefit                                      397              836
                                                   --------         --------
Net income (loss)                                  $ (1,192)        $ (3,343)
                                                   ========         ========

 Basic net income (loss) per share                 $  (0.10)        $  (0.28)
                                                   ========         ========
 Diluted net income (loss) per share               $  (0.10)        $  (0.28)
                                                   ========         ========
Weighted average shares used in calculation
    Basic                                            11,672           11,940
                                                   ========         ========
    Diluted                                          11,672           11,940
                                                   ========         ========

See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)



                                                         Three months ended July 31,
                                                            2003            2002
                                                           -------         -------
Cash flows from operating activities
Net loss                                                   $(1,192)        $(3,343)
Adjustments to reconcile net loss to net cash
   provided by operating activities
Depreciation                                                   381             496
Amortization                                                   891           1,009
Deferred taxes                                                (397)           (836)
Non cash charge on marketable securities                      --                78
Changes in assets and liabilities
Accounts receivable                                          4,826           3,643
Prepaid expenses and other assets                             (415)            (41)
Other long-term assets and liabilities, net                     11             (88)
Accounts payable and accrued expenses                       (1,091)         (1,008)
Deferred revenue                                            (1,236)           (189)
                                                           -------         -------
Net cash provided by (used in) operating activities          1,778            (279)
                                                           -------         -------
Cash flows from investing activities
Purchases of equipment and furniture                          (423)           (383)
Proceeds from the sale of marketable securities              2,426            --
Purchase of marketable securities                           (4,609)           (273)
                                                           -------         -------
Net cash used in investing activities                       (2,606)           (656)
                                                           -------         -------
Cash flows from financing activities
Purchase of treasury stock                                    (417)           (335)
Proceeds from the issuance of common stock, net                243             135
                                                           -------         -------
Net cash used in financing activities                         (174)           (200)
                                                           -------         -------
Net decrease in cash and cash equivalents                   (1,002)         (1,135)
Effect of exchange rate changes                                 (5)            158
Cash and cash equivalents at beginning of period             7,173           5,269
                                                           -------         -------
Cash and cash equivalents at end of period                 $ 6,166         $ 4,292
                                                           =======         =======
Supplemental disclosures of cash flow information
  Cash paid for interest                                   $    51         $    78
                                                           =======         =======
  Cash paid for income taxes                               $  --           $   821
                                                           =======         =======

See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) Basis of Presentation

The unaudited consolidated financial statements include the accounts of Ansoft and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the fiscal year ended April 30, 2003 consolidated financial statements and notes thereto included in Ansoft's annual report on Form 10-K filed with the Securities and Exchange Commission.

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

(2)  Comprehensive income (loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income
(loss) follows:


                                                      Three Months Ended July 31,
                                                (in thousands, except per share amounts)
                                                         2003            2002
                                                         ----            ----
Net loss                                               $(1,192)        $(3,343)
Unrealized gain (loss) on marketable securities            (29)         (1,355)
Foreign currency translation adjustments                    (5)            158
                                                       -------         -------
Comprehensive loss                                     $(1,226)        $(4,540)
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

(4) Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") SFAS No. 123 "Accounting for Stock-Based Compensation." This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board ("APB") Opinion No. 25 intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with pro forma disclosures of net income and earnings per share.

The Company's pro forma information follows:


                                                                       Three Months Ended July 31,
                                                                 (in thousands, except per share amounts)
                                                                           2003           2002
                                                                           ----           ----
Net loss, as reported                                                    $(1,192)        $(3,343)
Deduct: Total stock-based employee compensation
     expense determined under fair value based method, net of tax           (800)           (696)
                                                                         -------         -------
Pro forma net income (loss)                                              $(1,992)        $(4,039)
                                                                         =======         =======
Pro forma net income (loss) per basic and diluted common share           $ (0.17)        $ (0.34)
                                                                         =======         =======

Because the Company anticipates making additional grants and options vest over several years, the effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this Form 10-Q and in the "Risk Factors"
section included in Ansoft's report on Form 10-K for the fiscal year ended April 30, 2003.

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

Results of Operations

The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:

                                           Three months ended July 31,
                                               2003          2002
                                               ----          ----
                                             (Percentage of Revenue)
    Revenue
      License                                    50%           54%
      Service and other                          50            46
                                               ----          ----
        Total revenue                           100           100
                                               ----          ----
    Costs of revenue
      Cost of license revenue                     2             3
      Cost of service and other revenue           2             2
                                               ----          ----
        Gross profit                             96            95
                                               ----          ----
    Operating Expenses
      Sales and marketing                        59            67
      Research and development                   36            56
      General and administrative                 10            11
      Amortization                                8             9
                                               ----          ----
        Total operating expenses                113           143
    Income (loss) from operations               (17)          (48)
    Other income, net                             2             3
                                               ----          ----
    Income (loss) before income taxes           (15)          (45)
    Income tax expense (benefit)                 (4)           (9)
                                               ----          ----
    Net income (loss)                           (11)%         (36)%
                                               ====          ====

Comparison of the Three Months Ended July 31, 2003 and 2002

Revenue. Total revenue in the three-month period ended July 31, 2003 increased 15% to $10.7 million. License revenue during the three-month period ended July 31, 2003 increased 6% to $5.3 million from $5 million during the comparable period in the prior fiscal year. The increase is attributable to increased demand from customers in Asia. Service and other revenue in the three-month period ended July 31, 2003 increased 25% due to the continued growth of the installed base of customers under annual maintenance agreements. Ansoft expects total revenue in fiscal 2004 to increase between 10% and 15% as compared to fiscal 2003.

International revenue accounted for 62% and 54% of the Company's total product revenue in the three-month periods ended July 31, 2003 and 2002, respectively. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance and post-contract customer support and amortization of acquired technology. Our cost of license revenue decreased 13% to $390,000 from $447,000 during the comparable period in the prior fiscal year. This decrease was due to certain acquired technology being fully amortized in fiscal 2003. Ansoft expects cost of revenue to represent 3% of total revenue in fiscal 2004.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three-month period ended July 31, 2003 was $6.3 million, comparable to the same period in the previous fiscal year. Sales and marketing expenses represented 59% and 67% of total revenue in the three-month periods ended July 31, 2003 and 2002, respectively. Ansoft expects that sales and marketing expenses will be below $6.5 million next quarter and increase 5% - 8% for the full fiscal 2004 year, as compared to fiscal 2003, due to the increase in expected sales.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three-month period ended July 31, 2003 decreased 26% to $3.8 million, as compared to $5.1 million for the same period in the previous fiscal year. Total research and development decreased 22% due to the closing of the Altra Broadband Irvine Technology Center. Total research and development decreased 4% due to general cost control measures. Research and development expenses represented 36% and 56% of total revenue in the three-month periods ended July 31, 2003 and 2002, respectively. Ansoft expects to invest between $15.5 million and $16 million in research and development expenses for the full 2004 fiscal year.

General and administrative expenses. General and administrative expenses for the three-month period ended July 31, 2003 was $1.1 million, an 8% increase from $1.0 million in the same period in the previous fiscal year. The increase is due to general operation costs related to the increase in sales. General and administrative expenses represented 10% and 11% of total revenue in the three-month periods ended July 31, 2003 and 2002, respectively. Ansoft expects general and administrative expenses for the full 2004 fiscal year to be between $4.6 million and $4.8 million.

Amortization expense. Amortization expense for the three-month period ended July 31, 2003 was $857,000, comparable to the same period in the previous fiscal year. Ansoft expects amortization expense for the full 2004 fiscal year to be $3.1 million.

Other income. Other income for the three-month period ended July 31, 2003 was $261,000, an increase from the $242,000 reported for the same period in the previous fiscal year. The increase is due to interest income related to higher cash and investment balances in the current period.

Income taxes. In the three-month period ended July 31, 2003, the Company recorded a tax benefit of $397,000. Ansoft expects to be profitable for the full 2004 fiscal year resulting in an expected overall tax expense position for the full fiscal year.

Liquidity and Capital Resources

As of July 31, 2003, Ansoft had $6.2 million in cash and cash equivalents and working capital of $5.8 million. Net cash provided by (used in) operating activities in the three-month periods ended July 31, 2003 and 2002 was $1.8 million and $(279,000), respectively.

Net cash used in investing activities in the three-month periods ended July 31, 2003 and 2002 was $2.6 million and $656,000, respectively. Capital expenditures were $423,000 and $383,000 in the three-month periods ended July 31, 2003 and 2002, respectively. Net purchases of marketable securities were $2.2 million and $273,000 in the three-month periods ended July 31, 2003 and 2002, respectively.

Net cash used in financing activities was $174,000 and $200,000 in the three-month periods ended July 31, 2003 and 2002, respectively. Proceeds from the issuance of common stock were $243,000 and $135,000 in the three-month periods ended July 31, 2003 and 2002, respectively. Funds used for the purchase of treasury stock were $417,000 and $335,000 in the three-month periods ended July 31, 2003 and 2002, respectively.

Ansoft has available a $20.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2005, and is secured by the marketable securities held with the institution. As of July 31, 2003, $10 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

A summary of Ansoft's significant contractual obligations and commitments as of July 31, 2003 is as follows (in thousands):

                                        Debt            Operating Leases
                                        ----            ----------------
         Fiscal   2004                    -                    941
                  2005                  10,000               1,272
                  2006                    -                  1,127
                  2007                    -                    624
                  2008                    -                    633
                  2009                    -                    398

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

Recent Accounting Pronouncements


In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 requires companies to include in their consolidated financial statements the assets, liabilities and results of activities of variable interest entities if the company holds a majority of the variable interests. The consolidation requirements of FIN 46 are effective for variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. The consolidation requirements of FIN 46 are effective for periods beginning after June 15, 2003 for all variable interest entities acquired before February 1, 2003. FIN 46 also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity's nature, size, activities, and the company's maximum exposure to loss in financial statements issued after January 31, 2003. The adoption of FIN 46 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires companies to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that requires a transfer of assets and that meets the definition of liabilities in Concepts Statement 6 and other recognition criteria in SFAS No. 5, "Recognition and Measurement in Financial Statements of Business Enterprises," be reported as a liability. SFAS No. 150 also requires that certain obligations that could be settled by issuance of an entity's equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of liabilities in Concepts Statement No. 6. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

We Need To Successfully Manage Our Expanding Operations.

Ansoft has experienced rapid growth in recent years which has placed and could continue to place a significant strain on the its managerial and other resources. Revenues have grown from $26.3 million in fiscal 1998 to $47.3 million in fiscal year 2003. Ansoft's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft's business, financial condition and results of operations.

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

We Are Controlled By Our Principal Stockholders And Management Which May Limit Your Ability To Influence Stockholder Matters.

Our executive officers, directors and principal stockholders own approximately 43% of the outstanding shares of Ansoft common stock. As a result, they have the ability to effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in reported market risks faced by the Company since April 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after participating in the evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file under the Securities Exchange Action of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported in accordance with the rules and forms of the SEC. It should be noted that the design of the system of controls is based in part upon certain assumptions about the likelihood of future events. There were no significant changes in the Company's internal controls, including its internal controls over financial reporting, or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and
          Section 302 of the Sarbanes Oxley Act of 2002

     31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and
          Section 302 of the Sarbanes Oxley Act of 2002

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

On May 28, 2003, Registrant furnished a current report on Form 8-K to provide under Item 9 and Item 12 the Registrant's press release in connection with its results of operation and fiscal condition for Registrant's fiscal year ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2003             ANSOFT CORPORATION

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