Form 10-Q
period 2003-10-31
ANSOFT CORP
filed 2003-12-09
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For The Quarterly Period Ended October 31, 2003

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

The number of shares of the registrant's Common Stock outstanding as of the close of business on December 4, 2003 was 12,415,132.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

                                                                                                         Page
                                                                                                         ----

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets - October 31, 2003 (unaudited) and April 30, 2003                     1
         Consolidated Statements of Operations (unaudited) - Three and six months ended
         October 31, 2003 and 2002                                                                         2
         Consolidated Statements of Cash Flows (unaudited)  - Six months ended
         October 31, 2003 and 2002                                                                         3
         Notes to the Consolidated Financial Statements (unaudited)                                        4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             5
Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                        12
Item 4.  Controls and Procedures                                                                          13


Part II  OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders                                              13
Item 6.  Exhibits and Reports on Form 8-K                                                                 13

Signatures                                                                                                14

Certifications

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ANSOFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        October 31,               April 30,
                                                           2003                     2003
                                                       -------------            --------------
                                                        (unaudited)
Assets
Current assets
Cash and cash equivalents                                 $   6,886                  $  7,173
Accounts receivable                                           9,668                    13,968
Deferred income taxes                                           274                       310
Prepaid expenses and other assets                               946                       842
                                                          ---------                  --------
Total current assets                                         17,774                    22,293

Equipment and furniture                                       3,723                     3,829
Marketable securities                                        24,395                    21,785
Other assets                                                    415                       436
Deferred taxes - non current                                  5,380                     4,909
Goodwill                                                      1,239                     1,239
Intangible assets                                             6,974                     8,663
                                                          ---------                  --------
Total assets                                              $  59,900                  $ 63,154
                                                          =========                  ========


Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses                     $   1,817                  $  2,449
Deferred revenue                                              9,902                    10,879
                                                          ---------                  --------
Total current liabilities                                    11,719                    13,328
Line of credit                                               10,000                    10,000
                                                          ---------                  --------

Total liabilities                                            21,719                    23,328

Stockholders' equity
Preferred stock                                                   -                         -
Common stock                                                    124                       123
Additional paid-in capital                                   56,178                    55,522
Treasury stock                                               (5,656)                   (3,954)
Other accumulated comprehensive income (loss)                   (89)                     (703)
Accumulated deficit                                         (12,376)                  (11,162)
                                                          ---------                  --------
Total stockholders' equity                                   38,181                    39,826

Total liabilities and stockholders' equity                $  59,900                  $ 63,154
                                                          =========                  ========

See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                       Three months ended October 31,             Six months ended October 31,
                                           2003               2002                  2003                 2002
                                       ----------          ----------           -----------           -----------
Revenue
    License                             $  6,893            $  5,845             $  12,234             $  10,890
    Service and other                      5,365               4,712                10,675                 8,955
                                        --------            --------             ---------             ---------
Total revenue                             12,258              10,557                22,909                19,845
Costs of revenue
    License                                  164                 157                   306                   382
    Service and other                        272                 232                   520                   454
                                        --------            --------             ---------             ---------
Total cost of revenue                        436                 389                   826                   836
                                        --------            --------             ---------             ---------
Gross profit                              11,822              10,168                22,083                19,009
Operating Expenses
    Sales and marketing                    6,339               6,042                12,659                12,272
    Research and development               3,773               5,363                 7,596                10,507
    General and administrative             1,186                 975                 2,297                 2,007
    Amortization                             761                 856                 1,618                 1,712
                                        --------            --------             ---------             ---------
Total operating expenses                  12,059              13,236                24,170                26,498
                                        --------            --------             ---------             ---------
Loss from operations                        (237)             (3,068)               (2,087)               (7,489)
Other income, net                            207                 320                   468                   562
                                        --------            --------             ---------             ---------
Loss before income taxes                     (30)             (2,748)               (1,619)               (6,927)
Income tax benefit                            (8)               (550)                 (405)               (1,386)
                                        --------            --------             ---------             ---------
Net loss                                $    (22)           $ (2,198)            $  (1,214)            $  (5,541)
                                        ========            ========             =========             =========
Net loss per share
    Basic                               $  (0.00)           $  (0.19)            $   (0.10)            $   (0.47)
                                        ========            ========             =========             =========
    Diluted                             $  (0.00)           $  (0.19)            $   (0.10)            $   (0.47)
                                        ========            ========             =========             =========
Weighted average shares used
    in calculation
    Basic                                 11,637              11,817                11,655                11,878
                                        ========            ========             =========             =========
    Diluted                               11,637              11,817                11,655                11,878
                                        ========            ========             =========             =========

See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)



                                                               Six months ended October 31,
                                                                   2003            2002
                                                               -----------     -----------

Cash flows from operating activities
Net loss                                                         $(1,214)        $(5,541)
Adjustments to reconcile net loss to net cash provided by
   operating activities
Depreciation                                                         771           1,065
Amortization                                                       1,689           1,926
Deferred taxes                                                      (435)         (1,386)
Impairment charge to equipment                                      --               407
Non cash charge on marketable securities                            --                78
Changes in assets and liabilities
Accounts receivable                                                4,300           5,160
Prepaid expenses and other assets                                   (104)            155
Other long-term assets and liabilities, net                           21             154
Accounts payable and accrued expenses                               (632)         (1,144)
Deferred revenue                                                    (977)           (339)
                                                                 -------         -------
Net cash provided by operating activities                          3,419             535
                                                                 -------         -------
Cash flows from investing activities
Purchases of equipment and furniture                                (665)           (517)
Proceeds from the sale of marketable securities                    6,813            --
Purchase of marketable securities                                 (9,060)           (547)
                                                                 -------         -------
Net cash used in investing activities                             (2,912)         (1,064)
                                                                 -------         -------
Cash flows from financing activities
Proceeds from line of credit                                        --             1,500
Purchase of treasury stock                                        (1,702)           (976)
Payment of note payable                                             --            (1,850)
Proceeds from the issuance of common stock, net                      657             135
                                                                 -------         -------
Net cash used in financing activities                             (1,045)         (1,191)
                                                                 -------         -------
Net decrease in cash and cash equivalents                           (538)         (1,720)
Effect of exchange rate changes                                      251             258
Cash and cash equivalents at beginning of  year                    7,173           5,269
                                                                 -------         -------
Cash and cash equivalents at end of year                         $ 6,886         $ 3,807
                                                                 =======         =======
Supplemental disclosures of cash flow information
Cash paid for interest                                           $   121         $   213
                                                                 =======         =======
Cash paid for income taxes                                       $    30         $   846
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

(2)  Comprehensive income (loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income
(loss) follows:

                                                     Three Months Ended October 31,  Six Months Ended October 31,
                                                               (in thousands, except per share amounts)
                                                         2003            2002            2003            2002
                                                       -------         -------         -------         -------
Net loss                                               $   (22)        $(2,198)        $(1,214)        $(5,541)
Unrealized gain (loss) on marketable securities            392            (298)            363          (1,653)
Foreign currency translation adjustments                   256             102             251             260
                                                       -------         -------         -------         -------
Comprehensive income (loss)                            $   626         $(2,394)        $  (600)        $(6,934)
                                                       =======         =======         =======         =======

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

The Company's pro forma information follows:

                                                    Three Months Ended October 31,  Six  Months Ended October 31,
                                                                 (in thousands, except per share amounts)
                                                            2003            2002            2003            2002
                                                          -------         -------         -------         -------
Net loss, as reported                                     $   (22)        $(2,198)        $(1,214)        $(5,541)
Deduct: Total stock-based employee compensation
         expense determined under fair value based
         method, net of tax                                   807             730           1,607           1,426
                                                          -------         -------         -------         -------
Pro forma net loss                                        $  (829)        $(2,928)        $(2,821)        $(6,967)
                                                          =======         =======         =======         =======
Pro forma net loss per basic and diluted share            $ (0.07)        $ (0.25)        $ (0.24)        $ (0.59)
                                                          =======         =======         =======         =======

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

Results of Operations

The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:

                                      Three months ended October 31,    Six months ended October 31,
                                           2003          2002                2003          2002
                                           ----          ----                ----          ----
Revenue
  License                                    56%           55%                 53%           55%
  Service and other                          44            45                  47            45
                                           ----          ----                ----          ----
    Total revenue                           100           100                 100           100
                                           ----          ----                ----          ----
Costs of revenue
  Cost of license revenue                     1             1                   2             2
  Cost of service and other revenue           2             2                   2             2
                                           ----          ----                ----          ----
    Gross profit                             97            97                  96            96
                                           ----          ----                ----          ----
Operating Expenses
  Sales and marketing                        52            57                  55            62
  Research and development                   31            51                  33            53
  General and administrative                 10             9                  10            10
  Amortization                                6             8                   7             9
                                           ----          ----                ----          ----
    Total operating expenses                 99           125                 105           134

Income (loss) from operations                (2)          (28)                 (9)          (38)
Other income, net                             2             3                   2             3
                                           ----          ----                ----          ----
Income (loss) before income taxes            (0)          (25)                 (7)          (35)
Income tax expense (benefit)                 (0)           (5)                 (2)           (7)
                                           ----          ----                ----          ----
Net income (loss)                            (0)%         (20)%                (5)%         (28)%
                                           ====          ====                ====          ====

Comparison of the Three and Six Months Ended October 31, 2003 and 2002

Revenue. Total revenue in the three and six-month periods ended October 31, 2003 increased 16% and 15% to $12.3 million and $22.9 million, respectively. License revenue during the three-month period ended October 31, 2003 increased 18% to $6.9 million from $5.8 million during the comparable period in the prior fiscal year. License revenue during the six-month period ended October 31, 2003 increased 12% to $12.2 million from $10.9 million during the comparable period in the prior fiscal year. The increase is attributable to increased demand from customers in North America and Asia. Service and other revenue in the three and six-month periods ended October 31, 2003 increased 14% and 19%, respectively, due to the continued growth of the installed base of customers under maintenance agreements. Ansoft expects total revenue in the third quarter of fiscal 2004 to be between $13.5 million and $14 million. Ansoft expects total revenue in fiscal 2004 to increase between 10%-15% as compared to fiscal 2003.

International revenue accounted for 50% and 56% of the Company's total product revenue in the three-month periods ended October 31, 2003 and 2002, respectively. International revenue accounted for 55% of the Company's total product revenue in each of the six-month periods ended October 31, 2003 and 2002. The Company's future international sales may be subject to risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance and post-contract customer support and amortization of acquired technology. Cost of revenue for the three-month period ended October 31, 2003 increased 12% to $436,000 from $389,000 during the comparable period in the prior fiscal year, due to the increase in sales. Cost of revenue for the six-month period ended October 31, 2003 decreased 1% to $826,000 from $836,000 during the comparable period in the prior fiscal year. This decrease was due to certain acquired technology being fully amortized in fiscal 2003. Ansoft expects cost of revenue to represent 3% of total revenue in fiscal 2004.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three and six-month periods ended October 31, 2003 increased 5% and 3% to $6.3 million and $12.7 million, respectively. The increase is due to the higher revenue levels. Sales and marketing expenses represented 52% and 57% of total revenue in the three-month periods ended October 31, 2003 and 2002, respectively. Sales and marketing expenses represented 55% and 62% of total revenue in the six-month periods ended October 31, 2003 and 2002, respectively. Ansoft expects that sales and marketing expenses will be between $6.6 million and $6.8 million next quarter and increase approximately 8% for the full fiscal 2004 year, as compared to fiscal 2003, due to the increase in expected sales.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three and six-month periods ended October 31, 2003 decreased 30% and 28% to $3.8 million and $7.6 million, respectively. Total research and development decreased 25% and 22% during the three and six-month periods ended October 31, 2003, due to the closing of the Altra Broadband Irvine Technology Center. Total research and development decreased 5% and 6% during the three and six-month periods ended October 31, 2003, due to general cost control measures. Research and development expenses represented 31% and 51% of total revenue in the three-month periods ended October 31, 2003 and 2002, respectively. Research and development expenses represented 33% and 53% of total revenue in the six-month periods ended October 31, 2003 and 2002, respectively. Ansoft expects to invest approximately $15.5 million in research and development expenses for the full 2004 fiscal year.

General and administrative expenses. General and administrative expenses for the three and six-month periods ended October 31, 2003 increased 22% and 14% to $1.2 million and $2.3 million, respectively. The increase is due to general operation costs related to the increase in sales. General and administrative expenses represented 9% of total revenue in each of the three-month periods ended October 31, 2003 and 2002. General and administrative expenses represented 10% of total revenue in each of the six-month periods ended October 31, 2003 and 2002. Ansoft expects general and administrative expenses for the full 2004 fiscal year to be approximately $4.8 million.

Amortization expense. Amortization expense decreased 11% and 5% to $761,000 and $1.6 million, respectively, for the three and six-month periods ended October 31, 2003. The decrease was due to certain acquired technology being fully amortized in fiscal 2003. Ansoft expects amortization expense for the full 2004 fiscal year to be $3.1 million.

Other income. Other income decreased 35% and 17% to $207,000 and $468,000, respectively, for the three and six-month periods ended October 31, 2003. The decrease is due to lower interest income earned on the investment portfolio in the current period.

Income taxes. In the three and six-month periods ended October 31, 2003, the Company recorded tax benefits of $8,000 and $405,000, respectively. Ansoft expects to be profitable for the full 2004 fiscal year resulting in an expected overall tax expense position for the full fiscal year.

Liquidity and Capital Resources

As of October 31, 2003, Ansoft had $6.9 million in cash and cash equivalents and working capital of $6.1 million. Net cash provided by operating activities in the six-month periods ended October 31, 2003 and 2002 was $3.4 million and $535,000, respectively.

Net cash used in investing activities in the six-month periods ended October 31, 2003 and 2002 was $2.9 million and $1.1 million, respectively. Capital expenditures were $665,000 and $517,000 in the six-month periods ended October 31, 2003 and 2002, respectively. Net purchases of marketable securities were $2.2 million and $547,000 in the six-month periods ended October 31, 2003 and 2002, respectively.

Net cash used in financing activities was $1.0 million and $1.2 million in the six-month periods ended October 31, 2003 and 2002, respectively. Proceeds from the issuance of common stock were $657,000 and $135,000 in the six-month periods ended October 31, 2003 and 2002, respectively. Funds used for the purchase of treasury stock were $1.7 million and $1.0 million in the six-month periods ended October 31, 2003 and 2002, respectively. The six-month period ended October 31, 2002 included the payment of a note payable of $1.9 million and proceeds from the line of credit of $1.5 million.

Ansoft has available a $20.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2005, and is secured by the marketable securities held with the institution. As of October 31, 2003, $10 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

A summary of Ansoft's significant contractual obligations and commitments as of October 31, 2003 is as follows (in thousands):

                                                   Debt             Operating Leases

         Fiscal   2004                              -                      638
                  2005                              -                    1,272
                  2006                            10,000                 1,127
                  2007                              -                      624
                  2008                              -                      633
                  2009                              -                      398

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

The judgments used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See also the "Additional Risk Factors that may affect Future Results."

Recent Accounting Pronouncements

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial and Chief Accounting Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and, based on their evaluation, the Chief Executive Officer and Chief Financial and Chief Accounting Officer concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual meeting of stockholders was held on September 22, 2003 at which the actions below were taken:

1. The stockholders elected the following seven directors to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

                                    Shares in          Shares
     Name                             Favor           Against
     ----                             -----           -------

     Nicholas Csendes               8,597,632        2,121,632
     Zoltan J. Cendes               8,597,632        2,121,632
     Thomas A.N. Miller             8,598,032        2,121,232
     Ulrich L. Rohde               10,416,872          302,392
     Peter Robbins                 10,417,072          302,192
     John N. Whelihan              10,391,250          328,014
     Jacob K. White                 8,411,890        2,307,374

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

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

On August 20, 2003, Registrant filed a current report on Form 8-K to provide under Item 9 and Item 12 the Registrant's press release in connection with its results of operation and financial condition for Registrant's fiscal quarter ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 8, 2003              ANSOFT CORPORATION

                                    By: /s/ Nicholas Csendes
                                    -------------------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    By: /s/ Anthony L. Ryan
                                    -------------------------------------------
                                    Anthony L. Ryan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)