Form 10-Q
period 2004-01-31
ANSOFT CORP
filed 2004-03-01
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
           For The Quarterly Period Ended January 31, 2004

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

The number of shares of the registrant's Common Stock outstanding as of the close of business on February 25, 2004 was 12,568,057.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                                                    Page
                                                                                                    ----
Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets - January 31, 2004 and April 30, 2003 (unaudited)               1
         Consolidated Statements of Operations (unaudited) - Three and nine months ended
         January 31, 2004 and 2003                                                                   2
         Consolidated Statements of Cash Flows (unaudited)  - Nine months ended
         January 31, 2004 and 2003                                                                   3
         Notes to the Consolidated Financial Statements (unaudited)                                  4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       5
Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                  12
Item 4.  Controls and Procedures                                                                    13


Part II  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K                                                           13

Signatures                                                                                          14

Certifications


                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ANSOFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (Unaudited, In thousands)



                                                      January 31,         April 30,
                                                         2004               2003
                                                       --------           --------
Assets
Current assets
Cash and cash equivalents                              $ 10,129           $  7,173
Accounts receivable                                       9,228             13,968
Deferred income taxes                                       274                310
Prepaid expenses and other assets                           676                842
                                                       --------           --------
Total current assets                                     20,307             22,293

Equipment and furniture                                   3,607              3,829
Marketable securities                                    25,656             21,785
Other assets                                                404                436
Deferred taxes - non current                              5,066              4,909
Goodwill                                                  1,239              1,239
Intangible assets                                         6,178              8,663
                                                       --------           --------
Total assets                                           $ 62,457           $ 63,154
                                                       ========           ========


Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses                  $  2,052           $  2,449
Deferred revenue                                         10,103             10,879
                                                       --------           --------
Total current liabilities                                12,155             13,328

Line of credit                                           10,000             10,000
                                                       --------           --------

Total liabilities                                        22,155             23,328

Stockholders' equity
Preferred stock                                            --                 --
Common stock                                                125                123
Additional paid-in capital                               56,701             55,522
Treasury stock                                           (6,418)            (3,954)
Other accumulated comprehensive income (loss)             1,330               (703)
Accumulated deficit                                     (11,436)           (11,162)
                                                       --------           --------
Total stockholders' equity                               40,302             39,826

Total liabilities and stockholders' equity             $ 62,457           $ 63,154
                                                       ========           ========



See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                                   Three months ended January 31,        Nine months ended January 31,
                                                       2004              2003               2004               2003
                                                     --------          --------           --------           --------
Revenue
    License                                          $  8,024          $  7,003           $ 20,258           $ 17,893
    Service and other                                   5,958             5,359             16,633             14,314
                                                     --------          --------           --------           --------

Total revenue                                          13,982            12,362             36,891             32,207
Costs of revenue
    License                                               171               137                477                518
    Service and other                                     285               241                805                696
                                                     --------          --------           --------           --------
Total cost of revenue                                     456               378              1,282              1,214
                                                     --------          --------           --------           --------
Gross profit                                           13,526            11,984             35,609             30,993
Operating Expenses
    Sales and marketing                                 6,803             6,111             19,462             18,383
    Research and development                            3,806             4,272             11,402             14,779
    General and administrative                          1,148             1,110              3,445              3,117
    Amortization                                          761               858              2,379              2,570
                                                     --------          --------           --------           --------
Total operating expenses                               12,518            12,351             36,688             38,849
                                                     --------          --------           --------           --------
Income (loss) from operations                           1,008              (367)            (1,079)            (7,856)
Other income, net                                         247               294                715                856
                                                     --------          --------           --------           --------
Income (loss) before income taxes                       1,255               (73)              (364)            (7,000)
Income tax expense (benefit)                              314               (15)               (90)            (1,401)
                                                     --------          --------           --------           --------
Net income (loss)                                    $    941          $    (58)          $   (274)          $ (5,599)
                                                     ========          ========           ========           ========
Net income (loss) per share
    Basic                                            $   0.08          $  (0.00)          $  (0.02)          $  (0.47)
                                                     ========          ========           ========           ========
    Diluted                                          $   0.07          $  (0.00)          $  (0.02)          $  (0.47)
                                                     ========          ========           ========           ========
Weighted average shares used in calculation
    Basic                                              11,640            11,764             11,650             11,840
                                                     ========          ========           ========           ========
    Diluted                                            13,306            11,764             11,650             11,840
                                                     ========          ========           ========           ========



See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)



                                                                  Nine months ended January 31,
                                                                     2004               2003
                                                                   --------           --------
Cash flows from operating activities
Net loss                                                           $   (274)          $ (5,599)
Adjustments to reconcile net loss to net cash provided by
   operating activities
Depreciation                                                          1,162              1,499
Amortization                                                          2,485              2,831
Deferred taxes                                                         (121)            (1,446)
Impairment charge to equipment                                         --                  407
Non cash charge on marketable securities                               --                   78
Gain on sale of marketable securities                                  --                 (113)
Changes in assets and liabilities
Accounts receivable                                                   4,740              4,736
Prepaid expenses and other assets                                       166                496
Other long-term assets and liabilities, net                              32               (527)
Accounts payable and accrued expenses                                  (397)            (1,320)
Deferred revenue                                                       (776)              (129)
                                                                   --------           --------
Net cash provided by operating activities                             7,017                913
                                                                   --------           --------
Cash flows from investing activities
Purchases of equipment and furniture                                   (940)              (628)
Proceeds from the sale of equipment                                    --                  395
Proceeds from the sale of marketable securities                       8,974              5,500
Purchase of marketable securities                                   (11,255)            (5,362)
                                                                   --------           --------
Net cash used in investing activities                                (3,221)               (95)
                                                                   --------           --------
Cash flows from financing activities
Proceeds from line of credit                                           --                1,500
Purchase of treasury stock                                           (2,464)            (1,150)
Payment of note payable                                                --               (1,850)
Proceeds from the issuance of common stock, net                       1,181                188
                                                                   --------           --------
Net cash used in financing activities                                (1,283)            (1,312)
                                                                   --------           --------
Net increase (decrease) in cash and cash equivalents                  2,513               (494)
Effect of exchange rate changes                                         443                373
Cash and cash equivalents at beginning of  year                       7,173              5,269
                                                                   --------           --------
Cash and cash equivalents at end of year                           $ 10,129           $  5,148
                                                                   ========           ========
Supplemental disclosures of cash flow information
Cash paid for interest                                             $    151           $    304
                                                                   ========           ========
Cash paid for income taxes                                         $     56           $    846
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

(2)  Comprehensive income (loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income
(loss) follows:


                                                       Three Months Ended January 31,     Nine Months Ended January 31,
                                                                   (in thousands, except per share amounts)
                                                           2004             2003              2004              2003
                                                         -------          -------           -------           -------
Net income (loss)                                        $   941          $   (58)          $  (274)          $(5,599)
Unrealized gain (loss) on marketable securities            1,227            1,416             1,590              (237)
Foreign currency translation adjustments                     192              114               443               373
                                                         -------          -------           -------           -------

Comprehensive income (loss)                              $ 2,360          $ 1,472           $ 1,759           $(5,463)
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

The Company's pro forma information follows:

                                                             Three Months Ended January 31,      Nine Months Ended January 31,
                                                                         (in thousands, except per share amounts)
                                                                 2004             2003              2004              2003
                                                                -------          -------           -------           -------
Net income (loss), as reported                                  $   941          $   (58)          $  (274)          $(5,599)
Deduct: Total stock-based employee compensation
         expense determined under fair value based
         method, net of tax                                         576              621             1,861             1,762
                                                                -------          -------           -------           -------

Pro forma net income (loss)                                     $   365          $  (679)          $(2,135)          $(7,361)
                                                                =======          =======           =======           =======
Pro forma net income (loss)per basic and diluted share          $  0.03          $ (0.06)          $ (0.18)          $ (0.62)
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

Results of Operations

The following table sets forth the percentage of total revenue of each item in Ansoft's consolidated statements of operations:

                                              Three months ended January 31,  Nine months ended January 31,
                                                   2004           2003            2004           2003
                                                ----------     ----------      ----------     ----------
        Revenue
          License                                    57%            57%             55%             56%
          Service and other                          43             43              45              44
                                                   ----           ----            ----            ----
            Total revenue                           100            100             100             100
                                                   ----           ----            ----            ----
        Costs of revenue
          Cost of license revenue                     1              1               2               2
          Cost of service and other revenue           2              2               2               2
                                                   ----           ----            ----            ----
            Gross profit                             97             97              96              96
                                                   ----           ----            ----            ----
        Operating Expenses
          Sales and marketing                        49             49              53              57
          Research and development                   27             35              31              46
          General and administrative                  8              9               9               9
          Amortization                                6              7               6               8
                                                   ----           ----            ----            ----
            Total operating expenses                 90            100              99             120
                                                   ----           ----            ----            ----
        Income (loss) from operations                 7             (3)             (3)            (24)
        Other income, net                             2              2               2               3
                                                   ----           ----            ----            ----
        Income (loss) before income taxes             9             (1)             (1)            (21)
        Income tax expense (benefit)                  2             (1)             (0)             (4)
                                                   ----           ----            ----            ----
        Net income (loss)                             7%            (0)%            (1)%           (17)%
                                                   ====           ====            ====            ====

Comparison of the Three and Nine Months Ended January 31, 2004 and 2003

Revenue. Total revenue in the three and nine-month periods ended January 31, 2004 increased 13% and 15% to $14.0 million and $36.9 million, respectively. License revenue during the three and nine-month periods ended January 31, 2004 increased 15% and 13% to $8.0 million and $20.3 million, respectively. The increase is attributable to improving demand from customers worldwide due to the global economic recovery. In addition, revenues were favorably impacted by the strengthening of the Japanese yen and the Euro relative to the United States dollar. Service and other revenue in the three and nine-month periods ended January 31, 2004 increased 11% and 16%, respectively, due to the continued growth of the installed base of customers under maintenance agreements. Ansoft expects total revenue in the fourth quarter of fiscal 2004 to be between $16.5 million and $17.3 million.

International revenue accounted for 57% and 59% of the Company's total product revenue in the three-month periods ended January 31, 2004 and 2003, respectively. International revenue accounted for 56% of the Company's total product revenue in each of the nine-month periods ended January 31, 2004 and 2003. The Company's future international sales may be subject to risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance and post-contract customer support and amortization of acquired technology. Cost of revenue for the three-month period ended January 31, 2004 increased 21% to $456,000 from $378,000 during the comparable period in the prior fiscal year, due to the increase in sales. Cost of revenue for the nine-month period ended January 31, 2004 increased 6% to $1.3 million from $1.2 million during the comparable period in the prior fiscal year, due to the increase in sales. Ansoft expects cost of revenue to represent 3% of total revenue in the fourth quarter of fiscal 2004.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three and nine-month periods ended January 31, 2004 increased 11% and 6% to $6.8 million and $19.5 million, respectively. The increase is due to the higher revenue levels. Sales and marketing expenses represented 49% of total revenue in the three-month periods ended January 31, 2004 and 2003. Sales and marketing expenses represented 53% and 57% of total revenue in the nine-month periods ended January 31, 2004 and 2003, respectively. Ansoft expects that sales and marketing expenses will be between $7.3 million and $7.6 million in the fourth quarter of fiscal 2004, due to the expected increase in sales.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three and nine-month periods ended January 31, 2004 decreased 11% and 23% to $3.8 million and $11.4 million, respectively. Total research and development decreased 17% during the nine-month period ended January 31, 2004, due to the closing of the Altra Broadband Irvine Technology Center. Total research and development decreased 11% and 6% during the three and nine-month periods ended January 31, 2004, respectively, due to general cost control measures. Research and development expenses represented 27% and 35% of total revenue in the three-month periods ended January 31, 2004 and 2003, respectively. Research and development expenses represented 31% and 46% of total revenue in the nine-month periods ended January 31, 2004 and 2003, respectively. Ansoft expects that research and development expenses will be slightly less than $4 million in the fourth quarter of fiscal 2004.

General and administrative expenses. General and administrative expenses for the three and nine-month periods ended January 31, 2004 increased 3% and 11% to $1.1 million and $3.4 million, respectively. The increase is due to general operation costs related to the increase in sales. General and administrative expenses represented 8% and 9% of total revenue in the three-month periods ended January 31, 2004 and 2003, respectively. General and administrative expenses represented 9% of total revenue in each of the nine-month periods ended January 31, 2004 and 2003. Ansoft expects general and administrative expenses to be approximately $1.2 million in the fourth quarter of fiscal 2004.

Amortization expense. Amortization expense decreased 11% and 7% to $761,000 and $2.4 million, respectively, for the three and nine-month periods ended January 31, 2004. The decrease was due to certain acquired technology being fully amortized in fiscal 2003. Ansoft expects amortization expense to be approximately $759,000 in the fourth quarter of fiscal 2004.

Other income. Other income decreased 16% to $247,000 and $715,000, respectively, for the three and nine-month periods ended January 31, 2004. The decrease is due to lower interest income earned on the investment portfolio in the current period.

Income taxes. The Company recorded tax expense of $314,000 in the three-month period ended January 31, 2004. , The Company recorded a tax benefit of $90,000 in the nine-month period ended January 31, 2004. Ansoft expects to be profitable for the full 2004 fiscal year resulting in an expected overall tax expense position for the full fiscal year.

Liquidity and Capital Resources

As of January 31, 2004, Ansoft had $10.1 million in cash and cash equivalents and working capital of $8.2 million. Net cash provided by operating activities in the nine-month periods ended January 31, 2004 and 2003 was $7 million and $913,000, respectively.

Net cash used in investing activities in the nine-month periods ended January 31, 2004 and 2003 was $3.2 million and $95,000, respectively. Capital expenditures were $940,000 and $628,000 in the nine-month periods ended January 31, 2004 and 2003, respectively. Net purchases of marketable securities were $2.3 million in the nine-month period ended January 31, 2004. Net proceeds from the sale of marketable securities was $138,000 in the nine-month period ended January 31, 2003.

Net cash used in financing activities was $1.3 million in each of the nine-month periods ended January 31, 2004 and 2003, respectively. Proceeds from the issuance of common stock were $1.2 million and $188,000 in the nine-month periods ended January 31, 2004 and 2003, respectively. Funds used for the purchase of treasury stock were $2.5 million and $1.2 million in the nine-month periods ended January 31, 2004 and 2003, respectively. The nine-month period ended Janaury 31, 2003 included the payment of a note payable of $1.9 million and proceeds from the line of credit of $1.5 million.

Ansoft has available a $20.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2005, and is secured by the marketable securities held with the institution. As of January 31, 2004, $10 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.


A summary of Ansoft's significant contractual obligations and commitments as of January 31, 2004 is as follows (in thousands):

                                      Debt             Operating Leases
         Fiscal   2004                 -                           352
                  2005                 -                         1,272
                  2006               10,000                      1,127
                  2007                 -                           624
                  2008                 -                           633
                  2009                 -                           398

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

(b)  Reports on Form 8-K:

On November 19, 2003, Registrant filed a current report on Form 8-K to provide under Item 9 and Item 12 the Registrant's press release in connection with its results of operation and financial condition for Registrant's fiscal quarter ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2004             ANSOFT CORPORATION

                                    By:  /s/ Nicholas Csendes
                                        -----------------------------------
                                    Nicholas Csendes
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    By:  /s/ Anthony L. Ryan
                                        -----------------------------------
                                    Anthony L. Ryan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)