Form 10-K
period 2004-04-30
ANSOFT CORP
filed 2004-07-14
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark one)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2004 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                        Commission file number 000-27874

                               ANSOFT CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 72-1001909
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

   225 WEST STATION SQUARE, SUITE 200                    15219-1119
        PITTSBURGH, PENNSYLVANIA                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (412) 261-3200

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X]

As of October 31, 2003, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's common stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $78,852,662.

The number of shares of the registrant's common stock outstanding as of the close of business on July 7, 2004 was 11,677,351.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of Ansoft Corporation (the "Company") to be furnished in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2004 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

Item of Form 10-K                                                                         Page
-----------------                                                                         ----
Part I
      1.    Business...................................................................     3
      2.    Properties.................................................................    10
      3.    Legal Proceedings..........................................................    10
      4.    Submission of Matters to a Vote of Security Holders........................    10

Part II

      5.    Market for Registrant's Common Equity and Related Stockholders Matters.....    11
      6.    Selected Consolidated Financial Data.......................................    12
      7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................    13
      7(a). Quantitative and Qualitative Disclosure about Market Risk..................    19
      8.    Financial Statements and Financial Statement Schedule......................    20
      9.    Changes and Disagreements with Accountants on Accounting and
            Financial Disclosures......................................................    38
      9(a). Controls and Procedures....................................................    38

Part III

      Part III information (Item 10 through Item 14) will appear in the Registrant's Proxy Statement in connection with its Annual
      Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission and such information is incorporated herein by this reference as of the date of such filing.

Part IV
Item 15. Exhibits and Financial Statement Schedule.....................................    39
Signatures.............................................................................    41
Schedule II - Valuation and Qualifying Accounts
Certifications

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

While traditional EDA tools have become more sophisticated, they frequently lack the requisite degree of precision in modeling electromagnetic interactions in components and systems. As a result, the current process for designing and manufacturing wireless and electronic components and systems is often iterative, time-consuming and inaccurate. Designs are generated, devices and systems are developed, prototypes are manufactured, performance is measured and assessed and designs are then refined to meet the original performance specifications. This entire process is typically repeated a number of times, lengthening the design process, increasing costs and resulting in lost market opportunities.

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

ANSOFT STRATEGY

Ansoft's objective is to become a leading worldwide supplier of high performance EDA software. Using our proprietary electromagnetic technology as a primary competitive advantage, we pursue our objectives through the following strategies: leveraging our technology leadership to solve emerging electromagnetic design issues in high performance electrical devices and systems; capitalizing on the growing need for electromagnetic analysis in increasingly compact and complex electronic and electromechanical components and systems operating at higher speeds; and expanding our broad range of product applications to address emerging customer design requirements.

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

      Q3D Extractor, a physics-based EDA tool for the electromagnetic-field simulation of two-dimensional (2D) and arbitrary three-dimensional (3D) structures, provides engineers with unprecedented levels of accuracy and confidence in their designs. Consisting of 2D and 3D solver engines, an easy-to-use drawing tool, and a built-in SPICE simulator, Q3D Extractor provides engineers with a complete environment to extensively analyze their high-speed electronic designs.

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

      PEmag is a specialized software package for power electronics engineers wishing to perform advanced electromagnetic and signal analysis of magnetic components. PEmag is especially well suited for the design of custom magnetic components.

      RMxprt helps electric-machine manufacturers capitalize on this growing opportunity by allowing designers to make sizing decisions and to estimate performance during the initial stage of the design process. RMxprt is an ideal tool for calculating critical design parameters, such as torque vs. speed, power loss, flux in the air gap, and efficiency.

Ansoft's Add-On Modules

      AnsoftLinks provides unidirectional and bidirectional links for streamlining data import and exportation between Ansoft's products and popular electronic design automation (EDA) packages and Mechanical CAD
      (MCAD) packages. EDA links include such companies as Cadence(R), Synopsys(R), Zuken(R), and Mentor(R). MCAD links include IGES and STEP formats common to ProE, Catia and Unigraphics.

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

As of April 30, 2004, Ansoft's research and development group consisted of 101 employees. During fiscal 2004, 2003 and 2002, total research and development expenses were $15.7 million, $18.6 million and $17.7 million, respectively.

In July 2000, Ansoft announced its formation of Altra Broadband to pursue the development of intellectual property and products for broadband wireless and optical communications. In spite of certain technical successes, profitable deployment of intellectual property developed by Altra Broadband's Irvine Technology Center in this telecom environment was deemed unlikely in the near term. As such, the Company closed the Irvine Technology Center during the quarter ended October 31, 2002, resulting in a restructuring charge of $532,000 that is included in "Research and development expense."

SALES AND MARKETING

Ansoft markets and sells its products worldwide through its direct sales force. The Company hires application engineers with significant industry experience who can analyze the needs of its customers and gain technical insight into the development of future products and enhancements to existing products. The Company's application engineers work with the direct sales force to provide on-site support during critical stages of the user's benchmark, evaluation and implementation processes. The Company generates sales leads through customer referrals, advertising in trade publications and on the internet. In addition, the Company participates in industry trade shows and organizes seminars to promote and expand the adoption of its products.

In North America, the Company maintains sales and support offices in Arizona, California, Florida, Illinois, Massachusetts, Michigan, New Jersey, Ohio, Texas, Wisconsin, and Pennsylvania. In Asia-Pacific, the Company maintains sales and support offices in Japan, Korea, Singapore, Taiwan, and China. In Europe, the Company maintains sales and support offices in England, Germany, France, Italy and Denmark. As of April 30, 2004, the Company had a direct sales force of 46 representatives, supported by 104 employees in application engineering, marketing and sales administration.

CUSTOMERS

The Company has significant breadth in its installed base with over 1,000 customers in the communications, semiconductor, automotive/industrial, computer, consumer electronics and defense/aerospace industries. No single customer in the Company's installed base accounted for more than 10% of total revenue within any of the past three fiscal years. The following table lists a representative sample of the Company's current worldwide end-user customers by industry that have generated greater than $100,000 in revenue during the fiscal year ended April 30, 2003 or April 30, 2004.

COMMUNICATIONS             SEMICONDUCTOR               AUTOMOTIVE/INDUSTRIAL
--------------             -------------               ---------------------
Motorola                   Intel                       Daimler Chrysler
Ericsson                   Harris                      Delphi
Rockwell                   AMCC                        Mitsubishi
Siemens                    Amkor Electronics           Ford Motor
EMS                        On Semiconductor            General Motors
Nortel                     LG                          Nissan
ST Microelectronics        Qualcomm                    Robert Bosch
Cisco                                                  Toyota

COMPUTER                   CONSUMER ELECTRONICS        DEFENSE/AEROSPACE
--------                   --------------------        -----------------
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

CUSTOMER SERVICE AND SUPPORT

Ansoft offers customers annual maintenance contracts that may generally be purchased for 15% of the list price of the respective software product. Customer support services include on-line and telephone support for design engineers and on-site and in-house training on all products. Customers with maintenance agreements receive product enhancement releases, typically identified by a subsequent whole number version of the same product name (e.g.,

HFSS V9). Product upgrades that add significant new functionality are typically separately identified as an add-on module and have a stand-alone list price (e.g., Optimetrics) and are not covered by the annual maintenance agreement.

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

EMPLOYEES

As of April 30, 2004, Ansoft had a total of 276 employees, including 101 in research and development, 150 in sales, marketing, and customer support services and 25 in administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. Many of the company's employees are highly skilled, and there is no assurance that the Company will be able to attract and retain sufficient technical personnel in the future.

OTHER INFORMATION

Ansoft maintains investor relations pages on its internet website at http://www.ansoft.com. On these pages, Ansoft makes available its annual, quarterly and other current reports filed or furnished with the SEC as soon as practicable. These reports may be reviewed or downloaded free of charge.

RISK FACTORS

Our Future Operating Results Are Uncertain.

Ansoft has incurred net losses in three of the past five fiscal years. There can be no assurance that Ansoft's revenue and net income will grow or be sustained in future periods or that Ansoft will be profitable in any future period. Future operating results will depend on many factors, including the degree and the rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft's products, the level of product and price competition, the ability of Ansoft to develop and market new products and to control costs, the ability of Ansoft to expand its direct sales force and the ability of Ansoft to attract and retain key personnel.

Our Quarterly Operating Results Are Difficult To Predict.

We are unable to accurately forecast our future revenues primarily because of the emerging nature of the market in which we compete. Our revenues and operating results generally depend on the size, timing and structure of licenses. These factors have historically been, and are likely to continue to be, difficult to forecast. In addition, our current and future expense levels are based largely on our operating plans and estimates of future revenues and are, to an extent, fixed. We may be unable to adjust spending sufficiently or quickly enough to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would seriously harm our business, financial condition and results of operations. Such shortfalls in our revenue or operating results from levels expected by public market analysts and investors could seriously harm the trading price of our common stock. Additionally, we may not learn of such revenue shortfalls, earnings shortfalls or other failure to meet market expectations until late in a fiscal quarter, which could result in an even more immediate and serious harm to the trading price of our common stock. Our quarterly operating results have varied, and it is anticipated that our quarterly operating results will vary, substantially from period to period depending on various factors, many of which are outside our control. Due to the foregoing factors, we cannot predict with any significant degree of certainty our quarterly revenue and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

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

Businesses Or Assets We Acquire May Not Perform As Projected.

We have acquired or merged with a number of technologies, assets and companies in recent years, including the Agilent Technologies' HFSS product line within the past three years. As part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies in the future. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. The foregoing factors could seriously harm our business, financial condition and results of operations.

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

We Depend On International Sales for a Significant Percentage Of Our Revenue.

International revenue, principally from Asian customers, accounted for approximately 57% and 56% of our total revenue in the years ended April 30, 2004 and 2003, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

- The impact of recessionary environments in foreign economies;

- Longer receivables collection periods and greater difficulty in accounts receivable collection;

- Difficulties in staffing and managing foreign operations;

- Political and economic instability;

- Unexpected changes in regulatory requirements;

- Reduced protection of intellectual property rights in some countries; and

- Tariffs and other trade barriers.

Currency exchange fluctuations in countries in which we license our products could also seriously harm our business, financial condition and results of operations. In addition, the laws of certain countries do not protect our products and intellectual property rights to the same extent, as do the laws of the United States. Moreover, it is possible that we may fail to sustain or increase revenue derived from international licensing and service or that the foregoing factors will seriously harm our future international license and service revenue, and, consequently, seriously harm our business, financial condition and results of operations.

We Need To Successfully Manage Our Expanding Operations.

Revenues have grown from $8.7 million in fiscal 1996 to $54.7 million in fiscal year 2004, and the number of employees has grown from 69 in April 1996 to 276 as of April 30, 2004. Ansoft's ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft's business, financial condition and results of operations.

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

We Are Controlled By Our Principal Stockholders And Management Which May Limit Your Ability To Influence Stockholder Matters.

Our executive officers, directors and principal stockholders own approximately 42% of the outstanding shares of Ansoft common stock. As a result, they have the ability to effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders.

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

ITEM 2. PROPERTIES

Ansoft occupies approximately 28,000 square feet of space at its headquarters in Pittsburgh, Pennsylvania under a lease expiring in 2006. The Company also leases sales and support offices in North America, Europe and Asia. Our current aggregate annual rental expenses for these facilities is approximately $2.5 million. Ansoft believes that its existing facilities are adequate for its current needs and that suitable additional space will be available when needed.

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

                                                         HIGH        LOW
                                                       --------    --------
FISCAL YEAR ENDED APRIL 30, 2005
  1st Quarter (through July 7, 2004).................  $ 15.280    $ 12.860

FISCAL YEAR ENDED APRIL 30, 2004
  1st Quarter........................................  $ 11.200    $  8.050
  2nd Quarter........................................    12.430       9.520
  3rd Quarter........................................    14.900      10.910
  4th Quarter........................................    15.760      12.850

FISCAL YEAR ENDED APRIL 30, 2003
  1st Quarter........................................  $ 12.100    $  5.690
  2nd Quarter........................................     5.989       4.049
  3rd Quarter........................................     7.070       4.750
  4th Quarter........................................     8.530       5.830

The Company has never paid any cash dividends on its common stock. We currently intend to retain the earnings from operations for use in the business and do not anticipate paying cash dividends with respect to our common stock in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of the then current conditions, including but not limited to the Company's earnings and financial condition.

On July 7, 2004, the Company had 288 shareholders of record, of which certain of the recordholders were registered clearing agencies holding common stock on behalf of participants of such clearing agencies.

See "Equity Compensation Plan Information," Item 12 in Part III, which is incorporated by reference herein.

                      Equity Compensation Plan Information
                              As of April 30, 2004

                                                                         Weighted-
                                                                      average exercise
                                                                          price of
                                        Number of securities to be       outstanding      Number of securities remaining
                                          issued upon exercise of         options,        available for future issuance
                                           outstanding options,         warrants and        under equity compensation
                                            warrants and rights            rights                     plans
                                        --------------------------    ----------------    ------------------------------
Plan Category
Equity compensation plans approved by
security holders                                 3,464,485                 $ 7.41                    242,100
                                                 ---------                 ------                    -------
Total                                            3,464,485                 $ 7.41                    242,100
                                                 =========                 ======                    =======

In the fourth quarter of fiscal year ended April 30, 2004, we purchased 183,500 shares of Treasury Stock at an average price of $14.56. For the fiscal year ended April 30, 2004, we purchased 406,600 shares of Treasury Stock at an average price of $12.63.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected condensed consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto appearing elsewhere herein.

                                                            FISCAL YEAR ENDED APRIL 30,
                                                ------------------------------------------------------
                                                  2004       2003        2002       2001        2000
                                                --------   --------    --------   --------    --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenue:
License                                         $ 32,301   $ 27,540    $ 36,683   $ 29,951    $ 22,709
Service and other                                 22,352     19,779      16,752     13,607      10,782
                                                --------   --------    --------   --------    --------
Total revenue                                     54,653     47,319      53,435     43,558      33,491
                                                --------   --------    --------   --------    --------
Cost of revenue:
License                                              702        683         938        843         780
Service and other                                  1,155        970         871        701         529
                                                --------   --------    --------   --------    --------
Total cost of revenue                              1,857      1,653       1,809      1,544       1,309
                                                --------   --------    --------   --------    --------
Gross profit                                      52,796     45,666      51,626     42,014      32,182
                                                --------   --------    --------   --------    --------
Operating expenses:
Sales and marketing                               26,930     24,611      24,966     22,025      18,579
Research and development                          15,690     18,588      17,705     12,711      10,176
General and administrative                         4,488      4,284       4,555      3,667       3,322
Amortization                                       3,182      3,428       4,129      1,940       2,045
                                                --------   --------    --------   --------    --------
Total operating expenses                          50,290     50,911      51,355     40,343      34,122
                                                --------   --------    --------   --------    --------
Income (loss) from operations                      2,506     (5,245)        271      1,671      (1,940)
Other income (expense),  net                         904      1,152       1,347     (1,608)      1,640
                                                --------   --------    --------   --------    --------
Income (loss) before income taxes                  3,410     (4,093)      1,618         63        (300)
Income tax expense (benefit)                         854       (970)        404        908         (66)
                                                --------   --------    --------   --------    --------
Net income (loss)                               $  2,556   $ (3,123)   $  1,214   $   (845)   $   (234)
                                                ========   ========    ========   ========    ========
Basic net income (loss) per share               $   0.22   $  (0.26)   $   0.10   $  (0.07)   $  (0.02)
                                                ========   ========    ========   ========    ========
Diluted net income (loss) per share             $   0.19   $  (0.26)   $   0.09   $  (0.07)   $  (0.02)
                                                ========   ========    ========   ========    ========
Weighted average shares outstanding - basic       11,672     11,809      11,844     11,690      11,460
Weighted average shares outstanding - diluted     13,248     11,809      13,649     11,690      11,460

                                                    APRIL 30,
                                  -----------------------------------------------
                                   2004      2003      2002      2001      2000
                                  -------   -------   -------   -------   -------
                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents         $15,218   $ 7,173   $ 5,269   $ 9,412   $ 2,594
Working capital                    10,465     8,965     7,497    11,653     9,131
Total assets                       67,636    63,154    68,224    57,973    53,610
Long term liabilities              10,000    10,000    10,520     9,060     9,194
Total stockholders' equity         41,686    39,826    43,647    41,595    39,047

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

Ansoft Corporation ("Ansoft" or the "Company") is a developer of high performance electronic design automation ("EDA") software used in high technology products and industries. Ansoft's software is used by electrical engineers in the design of "state of the art" technology products, such as cellular phones, internet networking, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, design optimal product size and materials, eliminate physical prototypes, and reduce time-to-market.

Our overall sales increased this past year. We had an increase in revenues of 15% for the fiscal year ending April 30, 2004 as compared to the prior year. The increase in revenues is primarily attributed to an improving economy particularly in the technology sectors. The following three specific factors can be further attributed to the increase in revenues; significant improvement in our Japanese business, growth in the defense and consumer electronic customers, as well as, good growth in our electromechanical business. All these factors contributed to an increase in new license revenue for fiscal year ending April, 30, 2004.

In future years, we believe the technology industry should continue to experience increased demand for wireless products, as well as, the continuation of improvement in size, speed and functionality for high performance electronics.

Ansoft's products are classified into three categories, high frequency (HF), signal integrity (SI), and electromechanical (EM). The following table presents product sales by market application as a percentage of total sales:

                     2004  2003  2002
                     ----  ----  ----
High Frequency        66%   65%   69%
Signal Integrity      13%   17%   15%
Electromechanical     21%   18%   16%

CRITICAL ACCOUNTING POLICIES

Ansoft's critical accounting policies are as follows:

-   Revenue Recognition

-   Valuation of Accounts Receivable

-   Impairment of Long-Lived Assets

-   Impairment of Marketable Securities Available for Sale

-   Deferred Tax Asset Valuation Allowance

Revenue Recognition

Revenue consists of fees for licenses of software products and service and other revenue. Ansoft recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition," and related interpretations. Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility is probable.

License revenue - Ansoft licenses its software on a perpetual basis with no right to return or exchange the licensed software. License revenue is recognized based on the residual method.

Postcontract customer support ("PCS") for an initial three month period is bundled with the perpetual licensing fee. Revenue related to the three-month PCS is deferred and recognized ratably over the three-month term. Ansoft's vendor-specific objective evidence of fair value, or VSOE, for the three-month PCS is based upon the pricing for comparable transactions when the element is sold separately. Ansoft's VSOE for the three-month PCS is based upon one fourth of the customer's annual maintenance contract renewal rates.

Service and other revenue - consists primarily of PCS revenue. Ansoft offers customers one-year maintenance contracts generally at 15% of the list price of the respective software products. Ansoft recognizes all maintenance revenue ratably over the respective maintenance period. Customers typically renew maintenance agreements annually.

Revenue from customer training, support and other services is recognized as the service is performed.

Valuation of Accounts Receivable

Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft's history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of April 30, 2004 and 2003 was $903,000 and $818,000 respectively. The increase in allowance in fiscal 2004 was primarily due to the overall business environment of our customers. No particular customer was a cause of the changes in allowances. We had no significant changes in our collection policies or payment terms

Impairment of Long-Lived Assets

The Company reviews assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment is made based on estimates of future cash flows. If such assets are considered to be impaired the amount of the impairment is based on the excess of the carrying value over the fair value of the assets.

Goodwill and purchased intangibles with indefinite lives are reviewed annually for impairment. A determination of impairment is based on the estimated fair value of the reporting entity.

Impairment of Marketable Securities Available for Sale

An impairment charge is recorded if a decline in the market value of any available for sale security below cost is deemed to be other than temporary. The impairment is charged to earnings and a new cost basis for the security is established.

Deferred Tax Asset Valuation Allowance

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. The company considers projected future taxable income and tax planning strategies in making this assessment. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established.

The judgments used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See also the "Risk Factors" under "Item 1. Business."

RESULTS OF OPERATIONS

                                            FISCAL YEAR ENDED                   FISCAL YEAR ENDED
                                                 APRIL 30                           APRIL 30
                                                 --------                           --------
(IN THOUSANDS)                                               PERCENT                           PERCENT
                                       2004       2003        CHANGE     2003        2002       CHANGE
                                       ----       ----        ------     ----        ----       ------
Sales                                $ 54,653   $ 47,319       15.5%    47,319      53,435       (11.4%)
Cost of Revenue                         1,857      1,653       12.3%     1,653       1,809        (8.6%)
                                     --------   --------                ------      ------
Gross Profit                           52,796     45,666       15.6%    45,666      51,626       (11.5%)
                                     --------   --------                ------      ------
Sales and Marketing                    26,930     24,611        9.4%    24,611      24,966        (1.4%)
Research and Development               15,690     18,588      (15.6%)   18,588      17,705         5.0%
General and Administrative              4,488      4,284        4.8%     4,284       4,555        (5.9%)
Amortization                            3,182      3,428       (7.2%)    3,428       4,129       (17.0%)
                                     --------   --------                ------      ------
Total Operating Expenses               50,290     50,911       (1.2%)   50,911      51,355        (0.8%)
                                     --------   --------                ------      ------
Income (loss) from operations           2,506     (5,245)     147.7%    (5,245)        271    (2,035.4%)
Other income, net                         904      1,152      (21.5%)    1,152       1,347       (14.5%)
                                     --------   --------                ------      ------
Income (loss) before income taxes       3,410     (4,093)     183.3%    (4,093)      1,618      (353.0%)
Income Tax Expense (Benefit)              854       (970)     188.0%      (970)        404      (340.1%)
                                     --------   --------                ------      ------
Net Income (loss)                    $  2,556     (3,123)     181.8%    (3,123)      1,214      (157.2%)
                                     ========   ========                ======      ======

YEAR ENDED APRIL 30, 2004 COMPARED WITH YEAR ENDED APRIL 30, 2003

Revenue. Total revenue for the year ended April 30, 2004 increased 15% to $54.7 million from $47.3 million in the previous fiscal year. License revenue increased 17% to $32.3 million from $27.5 million. The increase is primarily attributable to increased demand from customers for our HF and EM products. The increase in revenues can also be attributed to an improving economy, particularly an improvement in the technology sectors resulting in an increased demand for our software products. Service and other revenue increased by 13% to $22.4 million from $19.8 million due to the continued growth of the installed base of customers. Deferred revenue as of April 30, 2004 increased $1.1 million.

International revenue accounted for 57% and 56% of the Company's total product revenue in the years ended April 30, 2004 and 2003, respectively. Revenue in Asia accounted for 40% and 41% and revenue in Europe accounted for 17% and 15% in the years ended April 30, 2004 and 2003. Future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, and licenses may on occasion be delayed or difficult to obtain. We expect international revenue to remain approximately at 55% of total revenues in the next fiscal year.

Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance and post-contract customer support and amortization of acquired technology. Our cost of license revenue increased 3% to $702,000 from $683,000 in the previous fiscal year. This increase was attributable to the increase in the number of new license orders from the previous fiscal year. Our cost of service and other revenue increased 19% to $1.2 million from $970,000 in the previous fiscal year primarily due to the continued growth in our existing installed customer base. Continuing increases in our installed customer based should result in increases in the cost of revenue in future years.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses increased 9% to $26.9 million in the year ended April 30, 2004, as compared to $24.6 million in the previous fiscal year. The increase was due to higher commission expense as a result of a higher level of sales. Sales and marketing expenses represented 49% and 52% of total revenue in the years ended April 30, 2004 and 2003, respectively. The decrease in the percentage is primarily due to an improvement in operating margins as a result of increased overall sales from the prior year. Management expects that sales and marketing expenses will increase between 6% and 7% in absolute dollars in the next fiscal year. This increase is due to projected increases in revenues for the fiscal year ending April 30, 2005.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses decreased by 16% to $15.7 million in the year ended April 30, 2004, as compared to $18.6 million in the previous fiscal year. The decrease in research and development expenses was primarily attributable to the closing of our Altra Broadband development site in Irvine, California in the third quarter of fiscal year ended April 30, 2003 and the consolidation of some research and development facilities during the fiscal year ending April 30, 2004. Research and development expenses represented 29% and 39% of total revenue in the years ended April 30, 2004 and 2003, respectively. Ansoft anticipates that research and development expenses will increase approximately 10% for the next fiscal year. Research and development costs will increase primarily due to anticipated growth in our personnel to meet software development requirements.

General and administrative expenses. General and administrative expenses increased by 5% to $4.5 million in the year ended April 30, 2004, as compared to $4.3 million in the previous fiscal year. General and administrative expenses represented 8% and 9% of total revenue in the years ended April 30, 2004 and 2003. Ansoft anticipates that general and administrative expenses for the next fiscal year are expected to increase approximately 10%.

Amortization expense. Amortization expense in the fiscal year ended April 30, 2004 was $3.2 million, as compared to $3.4 million the previous fiscal year. The decrease was mainly due to certain intangibles becoming fully amortized in the current fiscal year.

Other income (expense) and interest expense, net. Other income (expense) and interest expense for the year ended April 30, 2004 was $904,000, compared to $1.2 million reported for the previous fiscal year. The decrease is due primarily to lower interest rates and investment returns in the current period.

Income tax expense (benefit). In the year ended April 30, 2004, the Company recorded a tax expense of $854,000. The effective tax rate of 25% is primarily the result of research and development tax credits available in the current year.

YEAR ENDED APRIL 30, 2003 COMPARED WITH YEAR ENDED APRIL 30, 2002

Revenue. Total revenue for the year ended April 30, 2003 decreased 11% to $47.3 million from $53.4 million in the previous fiscal year. License revenue decreased 25% to $27.5 million from $36.7 million. The primary reason for the decrease in license revenue for the period ending April 30, 2003 was due to the overall downturn in the technology sector. Service and other revenue increased by 18% to $19.8 million from $16.8 million due to the continued growth of the installed base of customers under annual maintenance agreements. Primarily due to this growth of the installed base of customers under maintenance contracts, deferred revenue as of April 30, 2003 increased $2 million.

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

Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance and post-contract customer support and amortization of acquired technology. Our cost of license revenue decreased 27% to $683,000 from $938,000 in the previous fiscal year. This decrease was primarily due to lower overall sales of new licenses in fiscal 2003. Our cost of service and other revenue increased 11% to $970,000 from $871,000 in the previous fiscal year primarily due to increased personnel providing customer support.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses decreased 1% to $24.6 million in the year ended April 30, 2003, as compared to $25 million in the previous fiscal year. The decrease was due to lower commission expense as a result of a lower level of sales. Sales and marketing expenses represented 52% and 47% of total revenue in the years ended April 30, 2003 and 2002, respectively.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses increased by 5% to $18.6 million in the year ended April 30, 2003, as compared to $17.7 million in the previous fiscal year. Research and development expenses increased by 15% due to the continued research and development efforts for Ansoft's current and future software products. Research and development expenses decreased by 10% due to the closing of the Altra Broadband Irvine Technology Center and other cost control measures. In July 2000, Ansoft announced its formation of Altra Broadband to pursue the development of critical intellectual property and products for broadband wireless and optical communications. In spite of certain technical successes, profitable deployment of intellectual property developed by Altra Broadband's Irvine Technology Center in this telecom environment was deemed unlikely in the near term. As such, the Company closed the Irvine Technology Center during the quarter ended October 31, 2002, resulting in a restructuring charge of $532,000 that is included in "Research and development expense." Research and development expenses represented 39% and 33% of total revenue in the years ended April 30, 2003 and 2002, respectively.

General and administrative expenses. General and administrative expenses decreased by 6% to $4.3 million in the year ended April 30, 2003, as compared to $4.6 million in the previous fiscal year. The decrease is due to general cost control measures. General and administrative expenses represented 9% of total revenue in each of the years ended April 30, 2003 and 2002.

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

Income tax expense (benefit). In the year ended April 30, 2003, the Company recorded a tax benefit of $1 million. In addition, during the year a study of federal research and development credits was completed. The Company has determined that it has approximately $2.2 million in research and development credits for all years through April 30, 2003 that are available to reduce future federal income taxes, if any, through April 30, 2022. The ultimate realization of these and other deferred tax assets are dependant upon the generation of future taxable income. Based on an analysis of taxable income projections, management has recorded a valuation allowance.

QUARTERLY RESULTS OF OPERATIONS

The following table presents unaudited quarterly results for each quarter of fiscal 2004 and fiscal 2003. The information has been prepared on a basis consistent with the Company's annual consolidated financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for such periods. The Company's quarterly results have been in the past, and may be in the future, subject to fluctuations due to increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and the size and timing of significant license transactions. The Company believes that results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. The Company's business historically has shown sequential increases in revenues on a quarterly basis, with the first fiscal quarter generally being the lowest quarter for revenue in the fiscal year.

                                                               FISCAL 2004
                                                APRIL 30,  JAN. 31,   OCT. 31,    JULY 31,
                                                  2004       2004       2003        2003
                                                --------   --------   --------    --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue                                   $ 17,761   $ 13,982   $ 12,258    $ 10,651
Income (loss) from operations                   $  3,585   $  1,008   $   (237)   $ (1,850)
Net income (loss)                               $  2,830   $    941   $    (22)   $ (1,192)
Basic net income (loss) per share               $   0.24   $   0.08   $  (0.00)   $  (0.10)
Diluted net income (loss) per share             $   0.21   $   0.07   $  (0.00)   $  (0.10)
Weighted average number of shares outstanding

    - basic                                       11,738     11,640     11,637      11,672
    - diluted                                     13,504     13,306     11,637      11,672

                                                               FISCAL 2003
                                                APRIL 30,  JAN. 31,    OCT. 31,    JULY 31,
                                                  2003       2003        2002        2002
                                                --------   --------    --------    --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue                                   $ 15,112   $ 12,362    $ 10,557    $  9,288
Income (loss) from operations                   $  2,611   $   (367)   $ (3,068)   $ (4,421)
Net income (loss)                               $  2,476   $    (58)   $ (2,198)   $ (3,343)
Basic net income (loss) per share               $   0.21   $  (0.00)   $  (0.19)   $  (0.28)
Diluted net income (loss) per share             $   0.20   $  (0.00)   $  (0.19)   $  (0.28)
Weighted average number of shares outstanding

    - basic                                       11,715     11,764      11,817      11,940
    - diluted                                     12,488     11,764      11,817      11,940

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, Ansoft had $15.2 million in cash and cash equivalents and working capital of $10.5 million. Net cash provided by operating activities was $13.8 million, $4.2 million and $4.4 million in fiscal 2004, 2003, and 2002, respectively.

Net cash (used in) provided by investing activities was $(3.9) million, $975,000 and $(11.2) million in fiscal 2004, 2003, and 2002, respectively. Capital expenditures, consisting primarily of purchases of computer equipment, were $1.3 million, $755,000 and $2.6 million in fiscal 2004, 2003, and 2002, respectively. Net proceeds from the sale (purchase) of securities were $(2.6) million, $1.3 million, and $(1.0) million in fiscal 2004, 2003, and 2002, respectively. Net cash used in the investment of acquired business from Agilent was $7.5 million in fiscal 2002.

Net cash (used in) provided by financing activities were $(2.1) million, $(3.6) million and $3.2 million in fiscal 2004, 2003, and 2002, respectively. In fiscal 2003 Ansoft repaid its note payable of $1.9 million. Proceeds from the issuance of common stock were $3.0 million, $494,000, and $2.3 million in fiscal 2004, 2003, and 2002, respectively. Funds used for the purchase of treasury stock were $5.1 million, $2.3 million and $70,000 in fiscal 2004, 2003, and 2002, respectively.

Ansoft has available a $20.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2005. The line of credit is secured by the marketable securities held with this institution, and includes a minimum tangible net worth covenant. The Company was in compliance with all financial covenants as of April 30, 2004 and 2003. As of April 30, 2004, $10.0 million was the outstanding balance on the line of credit. Ansoft believes that the available funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next year. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

A summary of Ansoft's significant contractual obligations and commitments is as follows (in 000s):

                                             PAYMENT DUE BY PERIOD
                                        LESS THAN    1-3       3-5     MORE THAN
                               TOTAL     1 YEAR     YEARS     YEARS     5 YEARS
                              -------   ---------  -------   -------   ---------
CONTRACTUAL OBLIGATIONS

Long Term Debt Obligations    $10,000          -   $10,000         -         -
Operating Lease Obligations   $ 3,731    $ 1,332   $ 1,766   $   633         -
                              -------    -------   -------   -------   -------

Total                         $13,731    $ 1,332   $11,766   $   633         -

Stock Repurchase Program. In September 2002, our Board of Directors voted to amend the existing 1,000,000 common stock repurchase program to permit the Company to acquire an additional 1,000,000 shares of its Common Stock. Common shares reacquired are intended to be used for general corporate purposes. As of the date we filed this Annual Report on Form 10-K with the SEC, we had repurchased 1.75 million shares under the repurchase program. For the fiscal year ending April 30, 2004, we purchased 406,600 shares at an average price of $12.63.

Foreign Currency Fluctuations. Foreign currency exchange rates positively (negatively) affected revenue by approximately $1.8 million, $1.4 million and ($653,000) in fiscal 2004, 2003, and 2002, respectively, primarily due to the fluctuations of the Japanese yen and euro in relation to the U.S. dollar.

EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's consolidated financial results.

Seasonal Effects

Traditionally, sales in the first quarter will decrease from the fourth quarter of the prior fiscal year. Revenues will sequentially increase over the next three quarters of the fiscal year. The fourth quarter is typically the highest revenue quarter for the fiscal year.

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

The following table presents the carrying value and related weighted-average interest rates for the Company's investments subject to variable interest rates and debt. The carrying value approximates fair value at April 30, 2004.

                                                              APRIL 30,
                                     --------------------------------------------------------------
                                       2005      2006     2007   2008   2009  THEREAFTER    TOTAL
                                                       (AMOUNTS IN THOUSANDS)
Marketable Securities (bond funds)   $17,413        --     --     --     --       --      $ 17,413
Average % Rate                          4.91%              --     --     --       --          4.91%
Variable Rate Debt                        --   $10,000     --     --     --       --      $ 10,000
Average % Rate                            --      1.90%    --     --     --       --          1.90%

As of April 30, 2003, the Company had bond mutual funds and variable rate debt of $19.3 million, and $10 million, respectively. The average rates of return for bond mutual funds and variable rate debt at April 30, 2003 were 5.88%, and 1.94%, respectively.

Foreign Currency Risk. The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. As of April 30, 2004, the Company had no hedging contracts outstanding. The Company assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis. Approximately 50-57% of our sales are subject to foreign exchange fluctuations, however, the company did not experience any material fluctuations in fiscal year ending April 30, 2004.

ITEM 8.   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
Report of Independent Registered Public Accounting Firm                                                 21
Consolidated Balance Sheets as of April 30, 2004 and 2003                                               22
Consolidated Statements of Operations for the fiscal years ended April 30, 2004, 2003 and 2002          23
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the
   fiscal years ended April 30, 2004, 2003 and 2002                                                     24
Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2004, 2003 and 2002          25
Notes to Consolidated Financial Statements                                                              26
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts                                                         43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ansoft Corporation:

We have audited the accompanying consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended April 30, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ansoft Corporation and subsidiaries as of April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in fiscal 2003.

KPMG LLP

Pittsburgh, Pennsylvania
May 27, 2004

                       ANSOFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              April 30,    April 30,
                                                                2004         2003
                                                              ---------    ---------
ASSETS
Current assets
Cash and cash equivalents                                     $  15,218    $   7,173
Accounts receivable, net of allowance for doubtful accounts
  of $903 and $818, respectively                                 10,179       13,968
Deferred income taxes                                               343          310
Prepaid expenses and other assets                                   675          842
                                                              ---------    ---------
Total current assets                                             26,415       22,293

Equipment and furniture, net                                      3,598        3,829
Marketable securities                                            25,502       21,785
Other assets                                                        383          436
Deferred income taxes                                             5,158        4,909
Goodwill, net                                                     1,239        1,239
Other intangible assets, net                                      5,341        8,663
                                                              ---------    ---------
Total assets                                                  $  67,636    $  63,154
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                         $   4,015    $   2,449
Deferred revenue                                                 11,935       10,879
                                                              ---------    ---------
Total current liabilities                                        15,950       13,328

Line of credit                                                   10,000       10,000
                                                              ---------    ---------

Total liabilities                                                25,950       23,328

Stockholders' equity
Preferred stock, par value $0.01 per share; 1,000 shares
   authorized,  no shares outstanding                                --           --
Common stock, par value $0.01 per share; 25,000 shares
   authorized; issued 12,778 and 12,296 shares, respectively
   and outstanding 11,744 and 11,669, respectively                  129          123
Additional paid-in capital                                       58,562       55,522
Treasury stock, 1,034 and 627 shares, respectively               (9,090)      (3,954)
Accumulated other comprehensive income (loss)                       691         (703)
Accumulated deficit                                              (8,606)     (11,162)
                                                              ---------    ---------
Total stockholders' equity                                       41,686       39,826
                                                              ---------    ---------
Total liabilities and stockholders' equity                    $  67,636    $  63,154
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         FISCAL YEAR ENDED APRIL 30,              2004        2003        2002
         ---------------------------            --------    --------    --------
Revenue:
License                                         $ 32,301    $ 27,540    $ 36,683
Service and other                                 22,352      19,779      16,752
                                                --------    --------    --------
    Total revenue                                 54,653      47,319      53,435
                                                --------    --------    --------
Cost of revenue:
License revenue                                      702         683         938
Service and other                                  1,155         970         871
                                                --------    --------    --------
    Total cost of revenue                          1,857       1,653       1,809
                                                --------    --------    --------
Gross profit                                      52,796      45,666      51,626
Operating Expenses:
Sales and marketing                               26,930      24,611      24,966
Research and development                          15,690      18,588      17,705
General and administrative                         4,488       4,284       4,555
Amortization                                       3,182       3,428       4,129
                                                --------    --------    --------
    Total operating expenses                      50,290      50,911      51,355
                                                --------    --------    --------
Income (loss) from operations                      2,506      (5,245)        271
Other income                                       1,138       1,428       1,878
Interest expense                                    (234)       (276)       (531)
                                                --------    --------    --------
Income (loss) before income taxes                  3,410      (4,093)      1,618
Income taxes expense (benefit)                       854        (970)        404
                                                --------    --------    --------
Net income (loss)                               $  2,556    $ (3,123)   $  1,214
                                                ========    ========    ========
Basic net income (loss) per share               $   0.22    $  (0.26)   $   0.10
                                                ========    ========    ========
Diluted net income (loss) per share             $   0.19    $  (0.26)   $   0.09
                                                ========    ========    ========
Weighted average shares outstanding - basic       11,672      11,809      11,844
Weighted average shares outstanding - diluted     13,248      11,809      13,649

See accompanying notes to consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                         ACCUMULATED
                                                                   ADDITIONAL                               OTHER
                             COMPREHENSIVE       COMMON STOCK       PAID-IN        TREASURY STOCK       COMPREHENSIVE   ACCUMULATED
                             INCOME (LOSS)     SHARES     AMOUNT    CAPITAL      SHARES      AMOUNT     INCOME (LOSS)     DEFICIT
                             -------------     ------     ------   ----------    ------     --------    -------------   -----------
Balance, April 30, 2001                        11,960     $  119   $   52,684      (256)    $(1,601)       $   (354)     $ (9,253)
Purchase of treasury stock                         --         --           --        (7)        (70)             --            --
Issuance of common stock                          236          3        1,335        --          --              --            --
Tax effect of stock option
   Exercises                                       --         --          920        --          --              --            --
Net income                      $ 1,214            --         --           --        --          --              --         1,214
Foreign currency translation       (525)           --         --           --        --          --            (525)           --
Reclassification adjustment         117            --         --           --        --          --             117            --
Change in unrealized loss on
   marketable securities           (942)           --         --           --        --          --            (942)           --
                                -------
Comprehensive income (loss)     $  (136)           --         --           --        --          --              --            --
                                               ------     ------   ----------    ------     --------       --------      --------

Balance, April 30, 2002                        12,196     $  122   $   54,939      (263)    $(1,671)       $ (1,704)     $ (8,039)
Purchase of treasury stock                         --         --           --      (364)     (2,283)             --            --
Issuance of common stock                          100          1          493        --          --              --            --
Tax effect of stock option
   Exercises                                       --         --           90        --          --              --            --
Net income                      $(3,123)           --         --           --        --          --              --        (3,123)
Foreign currency translation        394            --         --           --        --          --             394            --
Reclassification adjustment          78            --         --           --        --          --              78            --
Change in unrealized loss on
   marketable securities            529            --         --           --        --          --             529            --
                                -------
Comprehensive income (loss)     $(2,122)           --         --           --        --          --              --            --
                                               ------     ------   ----------    ------     --------       --------      --------

Balance, April 30, 2003                        12,296     $  123   $   55,522      (627)    $(3,954)       $   (703)     $(11,162)
Purchase of treasury stock                         --         --           --      (407)     (5,136)             --            --
Issuance of common stock                          482          6        2,363        --          --              --            --
Tax effect of stock option
   Exercises                                       --         --          677        --          --              --            --
Net Income                      $ 2,556            --         --           --        --          --              --         2,556
Foreign currency translation        267            --         --           --        --          --             267            --
Reclassification adjustment           7            --         --           --        --          --               7            --
Change in unrealized gain on
   marketable securities          1,120            --         --           --        --          --           1,120            --
                                -------
Comprehensive income (loss)     $ 3,950            --         --           --        --          --              --            --
                                               ------     ------   ----------    ------     --------       --------      --------

Balance, April 30, 2004                        12,778     $  129   $   58,562    (1,034)    $(9,090)       $    691      $ (8,606)

See accompanying notes to consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            FISCAL YEAR ENDED APRIL 30,
                                                          --------------------------------
                                                            2004        2003        2002
                                                          --------    --------    --------
Cash flows from operating activities
Net income (loss)                                         $  2,556    $ (3,123)   $  1,214
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
Depreciation                                                 1,536       1,838       1,936
Amortization                                                 3,322       3,724       4,709
Deferred taxes                                                (282)       (408)     (2,093)
Impairment charge to equipment                                  --         407          --
Non-cash charge on marketable securities                        --          78         117
Loss (Gain) on marketable securities                             7        (113)         --
Changes in assets and liabilities, net of effect from
   acquisitions
Accounts receivable                                          3,789       1,076      (6,835)
Prepaid expenses and other assets                              167         163         261
Other long-term assets and liabilities, net                     53        (589)        166
Accounts payable and accrued expenses                        1,566        (843)      1,258
Deferred revenue                                             1,056       1,964       3,631
                                                          --------    --------    --------
   Net cash provided by operating activities                13,770       4,174       4,364
                                                          --------    --------    --------
Cash flows from investing activities
Purchases of equipment and furniture                        (1,305)       (755)     (2,630)
Investment in acquired businesses                               --          --      (7,544)
Proceeds from the sale of equipment                             --         395          --
Proceeds from the sale of marketable securities             12,723       6,983          --
Purchase of marketable securities                          (15,320)     (5,648)       (996)
                                                          --------    --------    --------
   Net cash (used in) provided by investing activities      (3,902)        975     (11,170)
                                                          --------    --------    --------
Proceeds from (repayments of) line of credit, net               --          --       1,000
Payment of note payable                                         --      (1,850)         --
Purchase of treasury stock                                  (5,136)     (2,283)        (70)
Proceeds from the issuance of common stock, net              3,046         494       2,258
                                                          --------    --------    --------
   Net cash (used in)  provided by financing activities     (2,090)     (3,639)      3,188
Effect of exchange rate changes                                267         394        (525)
Cash and cash equivalents at beginning of  year              7,173       5,269       9,412
                                                          --------    --------    --------
Cash and cash equivalents at end of year                  $ 15,218    $  7,173    $  5,269
                                                          ========    ========    ========
Supplemental disclosures of cash flow information
   Cash paid for interest                                 $    234    $    276    $    414
                                                          ========    ========    ========
   Cash paid for income taxes                             $     99    $    846    $    203
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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. Effective May 3, 2001, Ansoft entered into an agreement to acquire the following intangible assets related to the Agilent HFSS software product: customer list, non-compete agreement, and trademark. As part of the agreement Agilent agreed to transfer customer obligations for Agilent HFSS software to Ansoft. The acquisition cost was $7,850 in cash and assumed liabilities of $1,544 for a total cost of $9,394.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. Estimates which are particularly significant to the consolidated financial statements include deferred revenue, the allowance for doubtful accounts, future cash flows related to long-lived assets, other than temporary declines in the market value of marketable securities, and the deferred tax valuation allowance.

Cash Equivalents

Cash equivalents include only highly liquid debt instruments purchased with original maturity dates of three months or less.

Marketable Securities

Marketable securities consist of corporate bonds, bond and government agency mutual funds, and mortgage backed securities and are classified as available for sale as of April 30, 2004 and 2003. Marketable securities available for sale are recorded at fair market value based on quoted market prices and any unrealized gains or losses are recorded as a separate component of stockholders' equity. Costs of investments sold/held are determined on the average cost method. An impairment charge is recorded if a decline in the market value of any available for sale security below cost is deemed to be other than temporary. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

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

The Company reviews the realizability of acquired technology, goodwill and other intangibles on an ongoing basis, and if there is an indication of impairment, the Company performs procedures under the applicable accounting pronouncements to quantify any impairment that exists. Determining the amount of impairment of these assets requires the Company to estimate future cash flows and make judgments regarding discount rates and other variables that impact the net realizable value or fair value of those assets, as applicable. Actual future cash flows and other assumed variables could differ from these estimates. Future impairment charges under existing pronouncements could be material.

The pro forma effects of the adoption of SFAS No. 142 are as follows:

                                         Fiscal Year Ended April 30,
                                  (in thousands, except per share amounts)
                                     2004          2003           2002
                                  -----------   -----------    -----------
Reported net income (loss)        $     2,556   $    (3,123)   $     1,214
Add back: Goodwill amortization            --            --            368
                                  -----------   -----------    -----------
Adjusted net income (loss)        $     2,556   $    (3,123)   $     1,582
                                  ===========   ===========    ===========

BASIC EARNINGS PER SHARE:
Reported net income (loss)        $      0.22   $     (0.26)   $      0.10
Add back: Goodwill amortization            --            --           0.03
                                  -----------   -----------    -----------
Adjusted net income (loss)        $      0.22   $     (0.26)   $      0.13
                                  ===========   ===========    ===========

DILUTED EARNINGS PER SHARE:
Reported net loss                 $      0.19   $     (0.26)   $      0.09
Add back: Goodwill amortization            --            --           0.03
                                  -----------   -----------    -----------
Adjusted net income (loss)        $      0.19   $     (0.26)   $      0.12
                                  ===========   ===========    ===========

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

Revenue Recognition

Revenue consists of fees for licenses of software products and service and other revenue. Ansoft recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition," and related interpretations. Accordingly revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectability is probable.

License revenue - Ansoft licenses its software generally on a perpetual basis with no right to return or exchange the licensed software. License revenue is recognized based on the residual method.

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

During the fiscal year ended April 30, 2002, the Company changed the PCS period bundled with the perpetual license from a one-year period to a three-month period to more closely align our pricing policy with other vendors within our industry. In addition, we no longer believed we could continue to expect future releases offered to customers under three-month PCS would contain only enhancements limited to bug fixes covered by warranty provisions and therefore the Company began deferring the PCS in fiscal 2002. Prior to fiscal 2002, the Company recognized PCS revenue together with the licensing fee on delivery of the software if collectibility of the resulting receivable was probable, enhancements were limited to bug fixes covered by warranty provisions, and the costs of providing these services were expected to be insignificant. Pursuant to this policy, there were no deferred amounts recorded prior to fiscal 2002 and the estimated costs of providing PCS were accrued at the time of revenue recognition.

Service and other revenue - consists primarily of maintenance revenue. Ansoft offers customers one-year maintenance contracts generally at 15% of the list price of the respective software products. Ansoft recognizes all maintenance revenue ratably over the respective maintenance period. Customers renew maintenance agreements annually.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented:

                                                    INCOME (LOSS)        SHARES    PER SHARE AMOUNT
                                                    -------------        ------    ----------------
           FISCAL YEAR ENDED APRIL 30, 2004
Basic net income (loss) per share                     $  2,556           11,672       $     0.22
Effect of dilutive securities:
   Stock options                                            --            1,576            (0.03)
                                                      --------           ------       ----------
Diluted net income (loss) per share                   $  2,556           13,248       $     0.19
                                                      ========           ======       ==========

           FISCAL YEAR ENDED APRIL 30, 2003
Basic net income (loss) per share                     $ (3,123)          11,809       $    (0.26)
Effect of dilutive securities:
   Stock options                                            --               --               --
                                                      --------           ------       ----------
Diluted net income (loss) per share                   $ (3,123)          11,809       $    (0.26)
                                                      ========           ======       ==========

           FISCAL YEAR ENDED APRIL 30, 2002
Basic net income (loss) per share                     $  1,214           11,844       $     0.10
Effect of dilutive securities:
   Stock options                                            --            1,805            (0.01)
                                                      --------           ------       ----------
Diluted net income (loss) per share                   $  1,214           13,649       $     0.09
                                                      ========           ======       ==========

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

Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the Company's consolidated financial statements during fiscal 2004, 2003 or 2002.

Pro forma information regarding net income and earnings (loss) per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Stock Purchase Plan, collectively called "options") granted subsequent to April 30, 1995 under the fair value method prescribed by SFAS No. 123. The fair value of options granted in fiscal years 2004, 2003 or 2002 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                            FISCAL YEAR ENDED APRIL 30,
                           ------------------------------
                             2004       2003       2002
                           --------   --------   --------
Risk-free rate (%)             2.00       2.00       4.00
Volatility (%)               115.40     110.00      75.55
Expected life (in years)       6.00       7.50       9.90
Dividend yield (%)             0.00       0.00       0.00

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. However, based solely on this analysis, the weighted average estimated fair value of employee stock options granted during 2004, 2003 or 2002 was $7.78, $4.65 and $8.70 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (unaudited):

                                                          FISCAL YEAR ENDED APRIL 30,
                                                        --------------------------------
                                                          2004        2003        2002
                                                        --------    --------    --------
Net income (loss), as reported                          $   2,556   $  (3,123)  $  (1,214)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method, net
  of tax                                                   (2,469)     (2,956)     (2,073)
                                                        ---------   ---------   ---------
Pro forma net income (loss)                             $      87   $  (6,079)  $    (859)

Pro forma net income (loss) per basic and diluted
  common share                                          $    0.01   $   (0.51)  $   (0.07)

Because the Company anticipates making additional grants and options vest over several years, the effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses related to marketable securities that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income, net of tax of $0 in 2004, 2003 and 2002, in its consolidated statements of stockholders' equity and comprehensive income.

Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries is the respective local currency. Accordingly, assets and liabilities are translated to United States dollars at the exchange rates in effect as of the balance sheet date, and results of operations are translated using the average rates in effect for the period presented. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of income, have not been significant.

Fair Value of Financial Instruments

The carrying value and fair value of the Company's receivables, payables and debt obligations are estimated to be substantially the same at April 30, 2004 and 2003.

Reclassification

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

3. EQUIPMENT AND FURNITURE

Equipment and furniture consist of the following:

                                                        APRIL 30,
                                                    -----------------
                                                      2004      2003
                                                    -------   -------
Computers and equipment                             $ 7,410   $ 9,660
Furniture and fixtures                                1,610     1,411
Leasehold improvements                                  873       570
                                                    -------   -------
                                                      9,893    11,641
Less allowances for depreciation and amortization     6,295     7,812
                                                    -------   -------
                                                    $ 3,598   $ 3,829
                                                    =======   =======

4. OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

                                       APRIL 30,
                                   -----------------
                                     2004      2003
                                   -------   -------
Customer list                      $18,488   $18,488
Non-compete                          2,500     2,500
Purchased technology                 2,230     2,230
Trademark                              212       212
                                   -------   -------
                                    23,430    23,430
Less allowances for amortization    18,089    14,767
                                   -------   -------
                                   $ 5,341   $ 8,663
                                   =======   =======

These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense is as follows: 2005 - $1,510; 2006 - $1,434; 2007 - $1,272; and 2008 - $1,125.

5. MARKETABLE SECURITIES

Marketable securities, classified as available for sale, are summarized as follows:

                               AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                  COST         GAIN        (LOSS)        VALUE
                               ----------   ----------   ----------    ----------
April 30, 2004
  Mutual Bond Funds            $   17,413   $    1,183   $     (290)   $   18,306
  Mortgage Backed Securities        4,251           --          (48)        4,203
  Corporate Bonds                   3,064           --          (71)        2,993
                               ----------   ----------   ----------    ----------
Total marketable securities    $   24,728   $    1,183   $     (409)   $   25,502

April 30, 2003
  Mutual Bond Funds            $   19,628   $      177   $     (550)   $   19,255
  Mortgage Backed Securities        2,510           20           --         2,530
                               ----------   ----------   ----------    ----------
Total marketable securities    $   22,138   $      197   $     (550)   $   21,785

Other income (loss) consists of dividend and interest income, realized gains and losses on securities and other than temporary declines in fair value of marketable securities. Dividend and interest income was $1,145, $1,315 and $1,995 in fiscal year 2004, 2003 and 2002, respectively. Gross realized gains were $0, $113 and $0 in fiscal year 2004, 2003 and 2002, respectively. Gross realized losses were $7, $0 and $0 in fiscal year 2004, 2003 and 2002, respectively. Other than temporary declines were $0, $78 and $117 in fiscal year 2004, 2003 and 2002, respectively.

The following table sets forth certain information relating to the estimated fair value and unrealized losses on marketable securities available-for-sale as of April 30, 2004. Unrealized losses have been segregated into those existing for less than twelve months and those existing for twelve months or longer.

                            Less than 12 months  12 months or longer         Total
                            -------------------  -------------------  --------------------
       Description of        Fair    Unrealized   Fair    Unrealized   Fair     Unrealized
         Securities          Value     Losses     Value     Losses     Value      Losses
       --------------       -------  ----------  -------  ----------  --------  ----------
Mutual Bond Funds           $ 5,415    $ 290         --         --    $  5,415    $ 290
Mortgage Backed Securities  $ 4,203    $  48         --         --    $  4,203    $  48
Corporate Bonds             $ 2,993    $  71         --         --    $  2,993    $  71
   Total                    $12,611    $ 409         --         --    $ 12,611    $ 409

At April 30, 2004, the contractual maturities of the debt securities available for sale are:

                                           Amortized Cost  Fair Value
                                           --------------  ----------
Due in one year or less
Due after one year through five years         $    249     $    240
Due after five years through ten years        $  3,016     $  2,955
Due after ten years                           $  4,050     $  4,001
   Total                                      $  7,315     $  7,196

6. LINE OF CREDIT

The Company has available a $20,000 secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit expires on September 30, 2005 and is secured by the marketable securities held with the institution. As of April 30, 2004 and 2003, $10,000 was the outstanding balance on the line of credit and the weighted average interest rate was 1.90% and 1.94%, respectively. The Company was in compliance with all financial covenants as of April 30, 2004 and 2003.

7. LEASES

The Company leases its corporate headquarters in Pittsburgh, Pennsylvania, and other facilities under operating lease agreements that expire over the next five years. Rental expense incurred by the Company under operating lease agreements totaled $2,500, $2,658 and $2,209 for the years ended April 30, 2004, 2003 and 2002, respectively. The future minimum lease payments for such operating leases as of April 30, 2004, are:

YEAR ENDING APRIL 30,
---------------------
     2005                      1,332
     2006                      1,142
     2007                        624
     2008                        633
                             -------
                             $ 3,731
                             =======

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

Shares underlying outstanding options under the 1988 Plan and the 1995 Plan are as follows:

                                  SHARES UNDERLYING
                                 OUTSTANDING OPTIONS
                              -------------------------
                              SHARES         PRICE
                              ------    ---------------
Outstanding, April 30, 2001    2,622    $ 1.75 -- $ 9.75
  Granted                      1,291    $ 9.03 -- $13.55
  Exercised                     (219)   $ 1.75 -- $ 9.75
  Terminated                     (57)   $ 5.00 -- $ 9.75
                              ------    ----------------
Outstanding, April 30, 2002    3,637    $ 1.75 -- $13.55
                              ======
  Granted                        651    $ 9.03 -- $13.55
  Exercised                      (93)   $ 1.75 -- $ 9.75
  Terminated                    (212)   $ 4.75 -- $12.95
                              ------    ----------------
Outstanding, April 30, 2003    3,983    $ 1.75 -- $13.55
                              ======
  Granted                         79    $ 8.05 -- $10.91
  Exercised                     (482)   $ 1.75 -- $12.95
  Terminated                    (116)   $ 4.75 -- $12.95
                              ------    ----------------
Outstanding, April 30, 2004    3,464    $ 1.75 -- $13.55
                              ======

Options to purchase 2,186 shares of common stock were exercisable as of April 30, 2004 and options to purchase 242 shares of common stock were available for future grant as of April 30, 2004.

The following table summarizes information about stock options outstanding as of April 30, 2004:

                             OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                    -------------------------------------  ------------------------
                                   WEIGHTED-
                       NUMBER       AVERAGE     WEIGHTED-     NUMBER     WEIGHTED-
    RANGE OF         OUTSTANDING   REMAINING     AVERAGE    EXERCISABLE   AVERAGE
    EXERCISE        AT APRIL 30,  CONTRACTUAL   EXERCISE   AT APRIL 30,  EXERCISE
     PRICES             2004         LIFE         PRICE        2004        PRICE
----------------    ------------  -----------   ---------  ------------  ---------
$ 1.75 -- $ 2.00           55          0.8        $  1.95          55      $ 1.95
$ 3.50 -- $ 5.13        1,459          5.0        $  5.04       1,096      $ 5.06
$ 5.50 -- $ 8.25          541          5.7        $  6.49         395      $ 6.41
$ 8.31 -- $12.02          935          7.2        $  9.13         451      $ 9.12
$12.95 -- $13.55          474          7.6        $ 12.99         189      $12.99

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

Ansoft's products are classified into three categories, high frequency (HF), signal integrity (SI), and electromechanical (EM). Ansoft's CEO reviews sales by product category. The following table presents product sales by market application as a percentage of total sales:

                     2004    2003    2002
                     ----    ----    ----
High Frequency        66%     65%     69%
Signal Integrity      13%     17%     15%
Electromechanical     21%     18%     16%

Profitability information by product category is not available as operating expenses and other income and expense items are managed on a functional basis.

Export sales, principally to Asia, accounted for 57%, 56% and 55% of total product revenue in 2004, 2003 and 2002, respectively. Included in export sales to Asia were sales to Japan, which accounted for approximately 23%, 21% and 18% of total revenue in fiscal 2004, 2003 and 2002, respectively. No other foreign country accounted for more than 10% of total revenue during these periods.

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

10. INCOME TAX

Income (loss) before taxes includes domestic and foreign income as follows:

                                        APRIL 30,
                              -----------------------------
                               2004       2003       2002
                              -------    -------    -------
Domestic                      $ 1,648    $(4,363)   $ 1,250
Foreign                         1,762        270        368
                              -------    -------    -------
Total                         $ 3,410    $(4,093)   $ 1,618
                              =======    =======    =======

The provision for income taxes consists of the following:

                                        APRIL 30,
                              -----------------------------
                               2004       2003       2002
                              -------    -------    -------
Current:
  Federal                     $   499    $  (495)   $ 1,611
  State                           192         24        886
  Foreign                         445         --         --
                              -------    -------    -------
     Total                      1,136       (471)     2,497
Deferred:
  Federal                        (394)      (337)    (1,508)
  State                           (72)      (162)      (585)
  Foreign                         184         --         --
                              -------    -------    -------
     Total                       (282)      (499)    (2,093)
                              -------    -------    -------
Total expense (benefit) for
  income tax                  $   854    $  (970)   $   404
                              =======    =======    =======

The Company's actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the statutory federal rate to income before income taxes as a result of the following:

                                                      APRIL 30,
                                            -----------------------------
                                              2004       2003       2002
                                            -------    -------    -------
Income tax expense (benefit) at statutory
  rate                                      $ 1,159    $(1,392)   $   549
State income tax, net of federal benefit         79        (92)       199
Research and development credit                (480)    (1,575)      (505)
Rate differential between U.S. and
  foreign taxes                                  30         --         --
Change in valuation allowance                   (55)     1,843         40
Intangible Amortization                          74         77        210
Other, net                                       47        169        (89)
                                            -------    -------    -------
Actual income tax expense (benefit)         $   854    $  (970)   $   404
                                            =======    =======    =======

In addition to amounts applicable to income before taxes, the following income tax expense (benefit) amounts were recorded in stockholders' equity.

                                             Fiscal year ending April 30,
                                             ----------------------------
                                              2004       2003      2002
                                              ----       ----      ----
Compensation expense for tax purposes in
  excess of amounts recognized for financial
  statement purposes.                         (677)       (90)     (920)
                                              ====       ====      ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                              APRIL 30,
                                                         ------------------
                                                           2004       2003
                                                         -------    -------
Deferred tax assets:
Net operating loss carryforward                          $   241    $   425
Capital loss carryovers                                      395        392
Allowance for doubtful accounts                              343        310
Alternative minimum tax credit carryforward                  256        256
Research and development tax credit carryforward           2,157      2,215
Intangible assets                                          4,004      3,400
Net unrealized losses on available for sale securities       989      1,417
                                                         -------    -------
Total gross deferred tax assets                            8,385      8,415
Less valuation allowance                                  (2,523)    (3,006)
                                                         -------    -------
Net deferred tax assets                                    5,862      5,409
Deferred tax liabilities:
Furniture and equipment                                     (361)      (190)
                                                         -------    -------
Total gross deferred tax liability                          (361)      (190)
                                                         -------    -------
Net deferred taxes                                         5,501      5,219
                                                         =======    =======

The valuation allowance for deferred tax assets as of May 1, 2003 and 2002 was $3,006 and $1,393, respectively. The net change in the total valuation allowance for the years ended April 30, 2004 and April 30, 2003 was a decrease of $483 and an increase of $1,613, respectively. A change in the valuation allowance of $428 and $230 was recorded in accumulated other comprehensive income relating to marketable securities for the year ended April 30, 2004 and 2003, respectively. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

As of April 30, 2004, the Company had net foreign operating loss carryforwards of $710, which are available to offset future foreign taxable income through April 30, 2007. The Company also has alternative minimum tax credit carryforwards of $256 which are available to reduce future federal income taxes, if any, over an indefinite period. The Company has research and development credit carryforwards of $2,157 as of April 30, 2004. These credits will be available to reduce future federal income taxes, if any, through April 30, 2023. The Company also has capital loss carryovers of $1,160 that are available to offset capital gains through April 30, 2007.

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

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of quarterly financial information follows:

                                                       FISCAL 2004                                FISCAL 2003
                                     APRIL 30,   JAN. 31,   OCT. 31,    JULY 31,   APRIL 30,   JAN. 31,    OCT. 31,    JULY 31,
                                       2004       2004       2003        2003        2003       2003        2002        2002
                                     ---------  ---------  ---------   ---------   ---------  ---------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue                        $  17,761  $  13,982  $  12,258   $  10,651   $  15,112  $  12,362   $  10,557   $   9,288
Income (loss) from operations        $   3,585  $   1,008  $    (237)  $  (1,850)  $   2,611  $    (367)  $  (3,068)  $  (4,421)
Net income (loss)                    $   2,830  $     941  $     (22)  $  (1,192)  $   2,476  $     (58)  $  (2,198)  $  (3,343)
Basic net income (loss) per share    $    0.24  $    0.08  $   (0.00)  $   (0.10)  $    0.21  $    0.00   $   (0.19)  $   (0.28)
Diluted net income (loss) per share  $    0.21  $    0.07  $   (0.00)  $   (0.10)  $    0.20  $    0.00   $   (0.19)  $   (0.28)
Weighted average number of
shares outstanding
  - basic                               11,738     11,640     11,637      11,672      11,715     11,764      11,817      11,940
  - diluted                             13,504     13,306     11,637      11,672      12,488     11,764      11,817      11,940

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

9(a). CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this annual report on Form 10-K, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls in the fourth quarter and subsequent to the date of their evaluation.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY - The information set forth under the captions "Election of Directors", "Employment Contracts and Change of Control Agreements", "Executive Compensation", "Director Compensation", "Beneficial Ownership of Common Stock" and "Background of Directors" in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION - The information set forth under the captions "Employment Contracts and Change of Control Agreements" and "Executive Compensation" in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS - The information set forth under the captions "Fiscal Year-End Option Values", "Option Grants In Last Fiscal Year", "Summary Compensation Table" and "Beneficial Ownership of Common Stock" in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Independent Public Accountants" in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

ITEM 14. PRINCIPLE ACCOUNTING FEES AND SERVICE - The information set forth under the caption "Independent Public Accountants" in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1. Financial statements. The following consolidated financial statements are filed as part of this Annual Report on Form 10-K.

                                                                                                        PAGE
                                                                                                        ----
Report of Independent Registered Public Accounting Firm                                                  21
Consolidated Balance Sheets as of April 30, 2004 and 2003                                                22
Consolidated Statements of Operations for the years ended April 30, 2004, 2003 and 2002                  23
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended
     April 30, 2004, 2003 and 2002                                                                       24
Consolidated Statements of Cash Flows for the years ended April 30, 2004, 2003 and 2002                  25
Notes to Consolidated Financial Statements                                                               26

2. Financial Statement Schedule:

Schedule II--Valuation and Qualifying Accounts for each of the years in the three-year period ended April 30, 2004.

FINANCIAL STATEMENT SCHEDULES NOT LISTED ABOVE HAVE BEEN OMITTED BECAUSE THEY ARE INAPPLICABLE, ARE NOT REQUIRED UNDER APPLICABLE PROVISIONS OF REGULATION S-X, OR THE INFORMATION THAT WOULD OTHERWISE BE INCLUDED IN SUCH SCHEDULES IS CONTAINED IN THE REGISTRANT'S FINANCIAL STATEMENTS OR ACCOMPANYING NOTES.

3. Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

 EXHIBIT
 NUMBER                            DESCRIPTION
 ------                            -----------
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

  3.3    Bylaws of the Company (incorporated by reference from Registration
         Statement No. 333-1398).

 10.1    1988 Stock Option Plan of the Company (incorporated by reference from
         Registration Statement No. 333-1398).**

 10.2    1995 Stock Option Plan of the Company (incorporated by reference from
         Registration Statement No. 333-1398).**

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

10.12    Revolving Credit Facility dated January 7, 1999*

 21.1 Subsidiaries of the registrant (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended April
         30, 1997).

 31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

 32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

 * Filed herewith

** Incentive or stock compensation plan of the Company.

(b) Reports on Form 8-K:

On May 27, 2004, Registrant filed a current report on Form 8-K to provide under
Item 12 the Registrant's press release in connection with its results of operation and fiscal condition for Registrant's fiscal year ended April 30, 2004. The current report on Form 8-K included the following financial statements:

1) Consolidated Statements of Operation for the 3 months ended April 30, 2003 and 2004 and the fiscal year ended April 30, 2003 and 2004.

2) Consolidated Balance Sheets as of April 30, 2003 and 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 14, 2004

                                               ANSOFT CORPORATION

                                               By /s/ Nicholas Csendes
                                                  ----------------------
                                               Nicholas Csendes
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 14, 2004.

       SIGNATURE                                TITLE
       ---------                                -----
 /s/ Nicholas Csendes          Director, President and Chief Executive
------------------------       Officer (Principal Executive Officer)
Nicholas Csendes

 /s/ Zoltan J. Cendes          Director, Chief Technology Officer and
------------------------       Chairman of the Board of Directors
Zoltan J. Cendes

 /s/ Thomas A.N. Miller        Director, Chief Financial Officer
------------------------       (Principal Financial and Accounting Officer)
Thomas A.N. Miller

 /s/ Peter Robbins             Director
------------------------
Peter Robbins

 /s/ Ulrich L. Rohde           Director
------------------------
Ulrich L. Rohde

 /s/ John N. Whelihan          Director
------------------------
John N. Whelihan

 /s/ Jacob White               Director
------------------------
Jacob White

Code of Business Conduct - refer to the Company's website:  www.ansoft.com

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                    BALANCE AS OF      ADDITIONS                    BALANCE AS OF
                                    THE BEGINNING   CHARGED TO COSTS                 THE END OF
                                    OF THE PERIOD     AND EXPENSES     DEDUCTIONS    THE PERIOD
YEAR ENDED APRIL 30, 2004
  ALLOWANCE FOR DOUBTFUL ACCOUNTS         818              250            (165)          903
YEAR ENDED APRIL 30, 2003
  ALLOWANCE FOR DOUBTFUL ACCOUNTS         621              373            (176)          818
YEAR ENDED APRIL 30, 2002
  ALLOWANCE FOR DOUBTFUL ACCOUNTS         221              688            (288)          621