Form 10-Q
period 2004-07-31
ANSOFT CORP
filed 2004-09-14
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For The Quarterly Period Ended July 31, 2004

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

            225 West Station Square, Suite 200
            Pittsburgh, Pennsylvania                     15219-1119
            (Address of principal executive offices)     (Zip Code)

            Registrant's telephone number, including area code: (412) 261-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x ] No [ ]

The number of shares of the registrant's Common Stock outstanding as of the close of business on August 30, 2004 was 12,891,061.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

                                                                                                                  Page
                                                                                                                  ----
Part I          FINANCIAL INFORMATION

Item 1.         Financial Statements
                Consolidated Balance Sheets - July 31, 2004 (unaudited) and April 30, 2004                          1
                Consolidated Statements of Operations (unaudited) - Three months ended July 31, 2004 and 2003       2
                Consolidated Statements of Cash Flows (unaudited)  - Three months ended July 31, 2004 and 2003      3
                Notes to the Consolidated Financial Statements (unaudited)                                          4
Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations               5
Item 3.         Quantitative and Qualitative Disclosure about Market Risk                                          12
Item 4.         Controls and Procedures                                                                            12
Item 5.         Market for Registrant's Common Equity and Related Stockholders Matters                             12

Part II         OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                                                   13

Signatures                                                                                                         14

Certifications

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ANSOFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         July 31,        April 30,
                                                           2004            2004
                                                         --------        --------
                                                        (unaudited)
Assets
Current assets
Cash and cash equivalents                                $  7,248        $ 15,218
Accounts receivable                                         6,417          10,179
Deferred income taxes                                         360             343
Prepaid expenses and other assets                           1,668             675
                                                         --------        --------
Total current assets                                       15,693          26,415

Equipment and furniture                                     3,426           3,598
Marketable securities                                      22,764          25,502
Other assets                                                  381             383
Deferred taxes - non current                                5,141           5,158
Goodwill                                                    1,239           1,239
Intangible assets                                           4,932           5,341
                                                         --------        --------
Total assets                                             $ 53,576        $ 67,636
                                                         ========        ========

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses                    $  1,995        $  4,015
Deferred revenue                                           13,017          11,935
                                                         --------        --------
Total current liabilities                                  15,012          15,950
Line of credit                                                  -          10,000
                                                         --------        --------
Total liabilities                                          15,012          25,950

Stockholders' equity
Preferred stock                                                 -               -
Common stock                                                  130             129
Additional paid-in capital                                 59,080          58,562
Treasury stock                                            (11,765)         (9,090)
Accumulated other comprehensive (income) loss, net           (306)            691
Accumulated deficit                                        (8,575)         (8,606)
                                                         --------        --------
Total stockholders' equity                                 38,564          41,686

Total liabilities and stockholders' equity               $ 53,576        $ 67,636
                                                         ========        ========

See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                 Three months ended July 31,
                                                    2004            2003
                                                  --------        --------
Revenues
      License                                     $  6,169        $  5,341
      Service and other                              6,509           5,310
                                                  --------        --------
Total revenue                                       12,678          10,651
Cost of revenue
      License                                           97             142
      Service and other                                304             248
                                                  --------        --------
Total cost of revenue                                  401             390
                                                  --------        --------
Gross profit                                        12,277          10,261
Costs and expenses
      Sales and marketing                            7,497           6,320
      Research and development                       3,978           3,823
      General and administrative                     1,064           1,111
      Amortization                                     409             857
                                                  --------        --------
Total costs and expenses                            12,948          12,111
                                                  --------        --------
Loss from operations                                  (671)         (1,850)
Net realized gain on sale of securities                759              --
Other income (expense), net                            (48)            261
                                                  --------        --------
Income (loss) before income taxes                       40          (1,589)
Income tax expense  (benefit)                           10            (397)
                                                  --------        --------
Net income (loss)                                 $     30        $ (1,192)
                                                  ========        ========

Basic net income (loss) per share                 $   0.00        $  (0.10)
                                                  ========        ========
Diluted net income (loss) per share               $   0.00        $  (0.10)
                                                  ========        ========
Weighted average shares used in calculation
      Basic                                         11,664          11,672
                                                  ========        ========
      Diluted                                       13,314          11,672
                                                  ========        ========

See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                   Three months ended July 31,
                                                                                       2004           2003
                                                                                     --------        -------
Cash flows from operating activities
Net Income (loss)                                                                    $     30        $(1,192)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation                                                                              362            381
Amortization                                                                              409            891
Deferred taxes                                                                             --           (397)
Net realized gain on sale of securities                                                  (759)            --
Non cash charge on marketable securities                                                   --             --
Changes in assets and liabilities
Accounts receivable                                                                     3,762          4,826
Prepaid expenses and other assets                                                        (992)          (415)
Other long-term assets and liabilities, net                                                 4             11
Accounts payable and accrued expenses                                                  (2,021)        (1,091)
Deferred revenue                                                                        1,082         (1,236)
                                                                                     --------        -------
Net cash provided by  operating activities                                              1,877          1,778
                                                                                     --------        -------
Cash flows from investing activities
Purchases of equipment and furniture                                                     (190)          (423)
Proceeds from the sale of marketable securities                                        13,075          2,426
Purchase of marketable securities                                                     (10,510)        (4,609)
                                                                                     --------        -------
Net cash provided by (used in) investing activities                                     2,375         (2,606)
                                                                                     --------        -------
Cash flows from financing activities
Repayment of Line of credit                                                           (10,000)            --
Purchase of treasury stock                                                             (2,675)          (417)
Proceeds from the issuance of common stock, net                                           519            243
                                                                                     --------        -------
Net cash used in financing activities                                                 (12,156)          (174)
                                                                                     --------        -------
Net decrease in cash and cash equivalents                                              (7,904)        (1,002)
Effect of exchange rate changes                                                           (66)            (5)
Cash and cash equivalents at beginning of  period                                      15,218          7,173
                                                                                     --------        -------
Cash and cash equivalents at end of period                                           $  7,248        $ 6,166
                                                                                     ========        =======
Supplemental disclosures of cash flow information
  Cash paid for interest                                                             $    230        $    51
                                                                                     ========        =======
  Cash paid for income taxes                                                         $    283        $    --
                                                                                     ========        =======

See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) Basis of Presentation

The unaudited consolidated financial statements include the accounts of Ansoft and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the April 30, 2004 consolidated financial statements and notes thereto included in Ansoft's annual report on Form 10-K filed with the Securities and Exchange Commission.

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

(2) Comprehensive income (loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses. A summary of comprehensive income
(loss) follows:

                                                     Three Months Ended July 31,
                                              (in thousands, except per share amounts)
                                                      2004          2003
                                                      -----         ----
Net income (loss)                                     $  30        $(1,192)
Unrealized loss on marketable securities               (172)           (29)
Reclassification adjustment                            (759)            --
Foreign currency translation adjustments                (66)            (5)
                                                      -----        -------
Comprehensive loss                                    $(967)       $(1,226)
                                                      =====        =======

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

The Company's pro forma information follows:

                                                                               Three Months Ended July 31,
                                                                        (in thousands, except per share amounts)
                                                                                  2004          2003
                                                                                 ------        -------
Net Income (loss), as reported                                                   $   30        $(1,192)
Deduct: Total stock-based employee compensation
         expense determined under fair value based method, net of tax              (584)          (800)
                                                                                 ------        -------
Pro forma net loss                                                               $ (554)       $(1,992)
                                                                                 ======        =======
Pro forma net loss per basic and diluted common share                            $(0.05)       $ (0.17)
                                                                                 ======        =======

Because the Company anticipates making additional grants and options vest over several years, the effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

(5) Line of Credit

On the July 31, 2004, the Company paid the outstanding balance of $10 million on its available $20 million secured line of credit from a domestic financial institution. The Company subsequently terminated the line of credit agreement.

(6) Commitments and Contingencies

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expense and liabilities from damages that may be incurred by or awarded against the customer in the event the Company's software or services are found to infringe upon a patent, copyright, or other proprietary right of a third party.

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of July 31, 2004. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this Form 10-Q and in the "Risk Factors"
section included in Ansoft's report on Form 10-K for the fiscal year ended April 30, 2004.

Overview

Ansoft Corporation ("Ansoft" or the "Company") is a developer of electronic design automation ("EDA") software used in high technology products and industries. Ansoft's software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, eliminate physical prototypes, and reduce time-to-market.

Results of Operations

                                           Three months ended July 31,
                                               2004           2003     Percentage Change
                                              -------        -------   -----------------
Revenue                                        12,678         10,651         19.0%
Cost of Revenue                                   401            390          2.8%
                                              -------        -------
Gross profit                                   12,277         10,261         19.6%
                                              -------        -------
Sales and Marketing                             7,497          6,320         18.6%
Research and Development                        3,978          3,823          4.1%
General and Administrative                      1,064          1,111         (4.2%)
Amortization                                      409            857        (52.3%)
                                              -------        -------
 Total Operating Expenses                      12,948         12,111          6.9%
                                              -------        -------
Loss  from operations                            (671)        (1,850)        63.7%
Net realized gain on sale of securities           759             --        100.0%
Other income, (expense), net                      (48)           261       (118.4%)
                                              -------        -------
Income (loss) before income taxes                  40         (1,589)       102.5%
Income tax expense (benefit)                       10           (397)       102.5%
                                              -------        -------
Net income (loss)                                  30         (1,192)       102.5%
                                              =======        =======

Comparison of the Three Months Ended July 31, 2004 and 2003

Revenue. Total revenue in the three-month period ended July 31, 2004 increased 19% to $12.7 million. License revenue during the three-month period ended July 31, 2004 increased 15.5% to $6.2 million from $5.3 million during the comparable period in the prior fiscal year. The increase is attributed to an improving economy, particularly an improvement in the technology sectors resulting in an increased demand for our software products worldwide. Service and other revenue in the three-month period ended July 31, 2004 increased 22.6% due to the continued growth of the installed base of customers under annual maintenance agreements. Ansoft expects total revenue in fiscal 2005 to increase between 10% and 15% as compared to fiscal 2004.

International revenue accounted for 60% and 62% of the Company's total product revenue in the three-month periods ended July 31, 2004 and 2003, respectively. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

Cost of Revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance and post-contract customer support and amortization of acquired technology. Our cost of revenue increased 2.8% to $401,000 from $390,000 during the comparable period in the prior fiscal year. This increase was attributed to an increase in annual maintenance agreements from the previous fiscal year. Ansoft expects cost of revenue to represent 3% of total revenue in fiscal 2005.

Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three-month period ended July 31, 2004 increased 18.6% to $7.5 million due to the increased sales volume. Sales and marketing expenses represented 59% of total revenue in the three-month periods ended July 31, 2004 and 2003. Ansoft expects that sales and marketing expenses will be approximately $7.0 - $7.5 million next quarter and increase 7% - 10% for the full fiscal 2005 year, as compared to fiscal 2004, due to the expected increase in sales.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three-month period ended July 31, 2004 increased 4.1% to $4.0 million, as compared to $3.8 million for the same period in the previous fiscal year. Total research and development increased primarily due to the additional personnel to meet software development requirements. Research and development expenses represented 31% and 36% of total revenue in the three-month periods ended July 31, 2004 and 2003, respectively. Ansoft expects to invest between $17 million and $17.5 million in research and development expenses for the full 2005 fiscal year.

General and administrative expenses. General and administrative expenses for the three-month period ended July 31, 2004 was $1.1 million, comparable to the same period in the previous fiscal year. General and administrative expenses represented 8% and 10% of total revenue in the three-month periods ended July 31, 2004 and 2003, respectively. Ansoft expects general and administrative expenses for the full 2005 fiscal year to be between $4.7 million and $4.9 million.

Amortization expense. Amortization expense for the three-month period ended July 31, 2004 was $409,000, compared to $857,000 for the same period in the previous fiscal year. The decrease is due to various intangible assets being fully amortized in the prior fiscal year. Ansoft expects amortization expense for the full 2005 fiscal year to be $1.5 million.

Net realized gain on sale of securities. Net realized gain for the three-month period ended July 31, 2004 was $759,000 compared to $0 for the same period in the previous fiscal year.

Other income (expense), net. Other income (expense) for the three-month period ended July 31, 2004 was $(48,000), a decrease from the $261,000 reported for the same period in the previous fiscal year. The decrease is due to sale of securities and lower interest rates in the current period.

Income taxes. In the three-month period ended July 31, 2004, the Company recorded a tax expense of $10,000. Ansoft expects to be profitable for the full 2005 fiscal year resulting in an expected overall tax expense position for the full fiscal year.

Liquidity and Capital Resources

As of July 31, 2004, Ansoft had $7.2 million in cash and cash equivalents and working capital of $681,000. Net cash provided by operating activities in the three-month periods ended July 31, 2004 and 2003 was $1.9 million and $1.8 million, respectively.

Net cash provided by (used in) investing activities in the three-month periods ended July 31, 2004 and 2003 was $2.3 million and $(2.6) million, respectively. Capital expenditures were $190,000 and $423,000 in the three-month periods ended July 31, 2004 and 2003, respectively. Proceeds from the sale of marketable securities were $13.1 million and $2.4 million in the three-month periods ended July 31, 2004 and 2003. Purchases of marketable securities were $10.5 million and $4.6 million in the three-month periods ended July 31, 2004 and 2003, respectively.

Net cash used in financing activities was $12.2 million and $174,000 in the three-month periods ended July 31, 2004 and 2003, respectively. Proceeds from the issuance of common stock were $519,000 and $243,000 in the three-month periods ended July 31, 2004 and 2003, respectively. Funds used for the purchase of treasury stock were $2.7 million and $417,000 in the three-month periods ended July 31, 2004 and 2003, respectively.

Ansoft had available a $20.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. As of July 31, 2004, the outstanding balance of $10 million was paid and the line of credit was closed. Ansoft believes that the available operating funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

A summary of Ansoft's significant contractual obligations and commitments as of July 31, 2004 is as follows (in thousands):

                                   Debt             Operating Leases
Fiscal    2005                      -                    1,151
          2006                      -                    1,367
          2007                      -                      806
          2008                      -                      663
          2009                      -                      398

For fiscal year 2005, the balance of 1,151 represents the remaining payments due as of July 31, 2004.

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

Valuation of Accounts Receivable

Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft's history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of July 31, 2004 and 2003 was $903,000 and $878,000 respectively. The increase in allowance from the prior fiscal year was primarily due to the overall business environment of our customers. No particular customer was a cause of the changes in allowances. We had no significant changes in our collection policies or payment terms

Impairment of Long-Lived Assets

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in reported market risks faced by the Company since April 30, 2004.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, the purchases of Treasury Stock for the quarter ended July 31, 2004:

                                                                              Total number of         Maximum number of
                                          Total                             shares purchased as      shares that may yet
                                        number of                             part of publicly       be purchased under
                                          shares     Average price paid      announced plans or         the plans or
            Period                      purchased        per share               programs                 programs
            ------                      ---------        ---------               --------                 --------
May 1, 2004 - May 31, 2004                78,200           $13.50                1,556,971                  443,029
June 1, 2004 - June 30, 2004              23,350           $14.87                1,580,321                  419,679
July 1, 2004 - July 31, 2004              88,200           $14.42                1,668,521                  331,479
   Total                                 189,750           $14.10                        -                        -

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

Date: September 14, 2004                ANSOFT CORPORATION

                                        By: /s/ Nicholas Csendes
                                        -------------------------------------
                                        Nicholas Csendes
                                        President and Chief Executive Officer

                                        By: /s/ Thomas A.N. Miller
                                        -------------------------------------
                                        Thomas A.N. Miller
                                        Chief Financial Officer