Form 10-Q
period 2004-10-31
ANSOFT CORP
filed 2004-12-10
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For The Quarterly Period Ended October 31, 2004

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

The number of shares of the registrant's Common Stock outstanding as of the close of business on November 30, 2004 was 11,412,206.

                               ANSOFT CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                         Page
                                                                         ----
Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
         Consolidated Balance Sheets - October 31, 2004 and
            April 30, 2004                                                 1
         Consolidated Statements of Operations  - Three and
            six months ended October  31, 2004 and 2003                    2
         Consolidated Statements of Cash Flows  - Six months
            ended October 31, 2004 and 2003                                3
         Notes to the Consolidated Financial Statements                    4
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7
Item 3.  Quantitative and Qualitative Disclosure about Market Risk        15
Item 4.  Controls and Procedures                                          16

Part II  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      17
Item 4.  Submission of Matters to a Vote of Security Holders              17
Item 6.  Exhibits                                                         18

Signatures                                                                19

Certifications

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ANSOFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (In thousands) (unaudited)

                                                                October 31,         April 30,
                                                                   2004               2004
                                                                -----------         ---------
Assets
Current assets
Cash and cash equivalents                                        $  8,947           $ 15,218
Accounts receivable, net                                            8,602             10,179
Deferred income taxes                                                 576                343
Prepaid expenses and other assets                                   1,452                675
                                                                 --------           --------
Total current assets                                               19,577             26,415

Equipment and furniture, net                                        3,402              3,598
Marketable securities                                              24,871             25,502
Other assets                                                          381                383
Deferred income taxes                                               4,973              5,158
Goodwill                                                            1,239              1,239
Intangible assets, net                                              4,548              5,341
                                                                 --------           --------
Total assets                                                     $ 58,991           $ 67,636
                                                                 ========           ========

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses                            $  3,818           $  4,015
Deferred revenue                                                   12,802             11,935
Line of credit                                                      5,000               --
                                                                 --------           --------
Total current liabilities                                          21,620             15,950
Line of credit                                                       --               10,000
                                                                 --------           --------
Total liabilities                                                  21,620             25,950

Stockholders' equity
Preferred stock , par value $0.01 per share; 1,000
     shares authorized, no shares outstanding                        --                 --
                                                                 --------           --------
Common stock , par value $0.01 per share; 25,000 shares
     authorized; issued 12,987 and 12,778 shares,
     respectively and outstanding 11,416 and 11,744,
     respectively                                                     131                129
Additional paid-in capital                                         60,462             58,562
Treasury stock, 1,571 and 1,034 shares, respectively              (16,856)            (9,090)
Accumulated other comprehensive income, net                           319                691
Accumulated deficit                                                (6,685)            (8,606)
                                                                 --------           --------
Total stockholders' equity                                         37,371             41,686
                                                                 --------           --------

 Total liabilities and stockholders' equity                      $ 58,991           $ 67,636
                                                                 ========           ========


See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                   Three months ended October 31,         Six months ended October 31,
                                                       2004               2003               2004              2003
                                                     --------           --------           --------          --------
Revenue
   License                                           $  8,661           $  6,893           $ 14,830          $ 12,234
   Service and other                                    7,285              5,365             13,794            10,675
                                                     --------           --------           --------          --------
Total revenue                                          15,946             12,258             28,624            22,909
Costs of revenue
   License                                                125                164                222               306
   Service and other                                      356                272                660               520
                                                     --------           --------           --------          --------
Total cost of revenue                                     481                436                882               826
                                                     --------           --------           --------          --------
Gross profit                                           15,465             11,822             27,742            22,083
Operating Expenses
   Sales and marketing                                  7,601              6,339             15,098            12,659
   Research and development                             4,048              3,773              8,026             7,596
   General and administrative                           1,329              1,186              2,393             2,297
   Amortization                                           384                761                793             1,618
                                                     --------           --------           --------          --------
Total costs and expenses                               13,362             12,059             26,310            24,170
                                                     --------           --------           --------          --------
Income (loss) from operations                           2,103               (237)             1,432            (2,087)
Net realized gain (loss) on sale of
securities                                                (27)              --                  732              --
Other income, net                                         647                207                601               468
                                                     --------           --------           --------          --------
Income (loss) before income taxes                       2,723                (30)             2,765            (1,619)
Income tax expense (benefit)                              834                 (8)               844              (405)
                                                     --------           --------           --------          --------
Net income (loss)                                    $  1,889           $    (22)          $  1,921          $ (1,214)
                                                     ========           ========           ========          ========

                                                     --------           --------           --------          --------
    Basic net income (loss) per share                $   0.16           $   --             $   0.17          $  (0.10)
                                                     ========           --------           ========          --------
    Diluted net income (loss) per share              $   0.14           $   --             $   0.14          $  (0.10)
                                                     ========           ========           ========          ========
Weighted average shares used in calculation
    Basic                                              11,567             11,637             11,616            11,655
                                                     ========           ========           --------          ========
    Diluted                                            13,238             11,637             13,275            11,655
                                                     ========           ========           ========          ========


See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                             Six months ended October 31,
                                                               2004               2003
                                                             --------           --------
Cash flows from operating activities
Net income (loss)                                            $  1,921           $ (1,214)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
Depreciation                                                      717                771
Amortization                                                      934              1,689
Deferred taxes                                                   --                 (435)
Net realized gain on sale of securities                          (732)              --
Changes in assets and liabilities
Accounts receivable                                             1,865              4,300
Prepaid expenses and other assets                                (745)              (104)
Other long-term assets                                              2                 21
Accounts payable and accrued expenses                             133               (632)
Deferred revenue                                                  527               (977)
                                                             --------           --------
Net cash provided by  operating activities                      4,622              3,419
                                                             --------           --------
Cash flows from investing activities
Purchases of equipment and furniture                             (500)              (665)
Proceeds from the sale of marketable securities                14,085              6,813
Purchase of marketable securities                             (13,291)            (9,060)
                                                             --------           --------
Net cash provided by (used in) investing activities               294             (2,912)
                                                             --------           --------
Cash flows from financing activities
Proceeds from (repayment of) line of credit, net               (5,000)              --
Purchase of treasury stock                                     (7,766)            (1,702)
Proceeds from the issuance of common stock, net                 1,323                657
                                                             --------           --------
Net cash used in financing activities                         (11,443)            (1,045)
                                                             --------           --------
Net decrease in cash and cash equivalents                      (6,527)              (538)
Effect of exchange rate changes                                   256                251
Cash and cash equivalents at beginning of  period              15,218              7,173
                                                             --------           --------
Cash and cash equivalents at end of period                   $  8,947           $  6,886
                                                             ========           ========
Supplemental disclosures of cash flow information
  Cash paid for interest                                     $     44           $    121
                                                             ========           ========
  Cash paid for income taxes                                 $    290           $     30
                                                             ========           ========


See accompanying notes to the consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) Basis of Presentation

The unaudited consolidated financial statements include the accounts of Ansoft Corporation ("Ansoft" or the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the April 30, 2004 consolidated financial statements and notes thereto included in Ansoft's annual report on Form 10-K filed with the Securities and Exchange Commission.

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

(2)  Comprehensive income (loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses, net of tax. A summary of comprehensive income (loss) follows:

                                                         Three months ended              Six months ended
                                                             October 31,                    October 31,
                                                         2004           2003            2004            2003
                                                       -------        -------         -------         -------
Net income (loss)                                      $ 1,889        $   (22)        $ 1,921         $(1,214)
Unrealized gain on marketable securities                   365            392             193             363
Reclassification adjustment for (gain)/loss
   on sale of marketable securities included in
   net income                                               27             --            (732)             --
Foreign currency translation adjustments                   233            256             167             251
                                                       -------        -------         -------         -------
Comprehensive income (loss)                            $ 2,514        $   626         $ 1,549         $  (600)
                                                       =======        =======         =======         =======

(3) Net income per share

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. The weighted-average basic shares were 11,567 and 11,616 for the three and six month periods ended October 31, 2004, respectively. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The weighted-average dilutive shares were 13,238 and 13,275 for the three and six month periods ended October 31, 2004, respectively. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.

(4) Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") SFAS No. 123 "Accounting for Stock-Based Compensation." This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board ("APB") Opinion No. 25 intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with pro forma disclosures of net income and earnings per share. The pro forma effects of stock options on the Company's net income (loss) for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential awards.


The Company's pro forma information follows:

                                                              Three months ended              Six months ended
                                                                 October 31,                     October 31,
                                                              2004           2003            2004           2003
                                                            -------        -------         -------        -------
Net income (loss) as reported                               $ 1,889        $   (22)        $ 1,921        $(1,214)
Deduct:  Total stock-based employee compensation
expense determined under fair value based method,
net of tax                                                      633            807           1,238          1,607
                                                            -------        -------         -------        -------
Pro forma net income (loss)                                 $ 1,256        $  (829)        $   683        $(2,281)
                                                            =======        =======         =======        =======
Pro forma net income (loss) per basic common share          $  0.11        $ (0.07)        $  0.06        $ (0.24)
                                                            =======        =======         =======        =======
Pro forma net income (loss) per diluted common share        $  0.09        $ (0.07)        $  0.05        $ (0.24)
                                                            =======        =======         =======        =======

(5) Line of Credit

On October 21, 2004, the Company entered into a one year secured credit facility, with an aggregate commitment of up to $30 million, with a domestic financial institution (the "Bank"). The facility replaced the Company's $20 million secured facility closed during the first quarter. Borrowings under the credit facility bear interest at the Company's option, at the Bank's prime lending rate or the LIBOR rate plus a margin of 50 basis points. The facility is secured by the Company's marketable securities.

The ability of the Company to borrow under the credit facility is subject to our ongoing compliance with certain financial and other covenants, including a covenant as to our tangible net worth. As of October 31, 2004, the Company was in compliance with all debt covenants.

As of October 31, 2004, the Company had borrowed $5 million under the credit facility.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of October 31, 2004. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

(7) Recent Accounting Pronouncements

On March 31, 2004, the FASB issued an exposure draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." The proposed change in accounting would replace existing requirements under SFAS No. 123 and APB Opinion No. 25 and cover a wide range of equity-based compensation arrangements. Under the proposal, all forms of share-based payments to employees, including stock options, would be treated as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award would generally be measured at fair value at the grant date. Final rules are expected to be issued in late 2004. The standard would be effective for interim and annual periods beginning after June 15, 2005. The Company will evaluate the impact of the final rules on its financial position and operations when issued.

(8) Intangible Assets

The following is a list of Intangible Assets as of October 31, 2004:

Purchased Technology                         $  2,230
Non-Compete                                     2,500
Trademark                                         212
Customer list                                  18,488
                                             --------
TOTAL                                        $ 23,430
                                             ========

Total accumulated amortization as of October 31, 2004 was $18,882.

(9) Stockholders' Equity

The Company has consistently purchased its common stock in public market transactions over the past several years. In the current fiscal year as of October 31, 2004, the Company purchased a total of 537 shares of common stock at an average price of $14.46. The Company utilized $7.8 million in cash from operations to effect these common stock purchases. The Company may choose to continue purchases of common stock in the future.

On October 7, 2004, the Company's Board of Directors increased the authorized share repurchase amount by 1.0 million shares to 3.0 million (increase in authorization was publicly announced October 12, 2004).

The Company currently has two stock option plans (1988 Plan and 1995 Plan). Under the terms of both plans , options to purchase common stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during the specified future periods as determined by the Board of Directors. Both plans provide that the options shall expire no more than ten years after the date of the grant. During the first six months of the fiscal year 2005, 78 shares were granted at an average price of $12.56. At October 31, 2004 options to purchase 2,238 shares of common stock were exercisable at an average price of $6.92.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include (1) the degree and rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft's products, (2) the level of product and price competition, (3) the ability of Ansoft to develop and market new products and to control costs, (4) the ability to expand its direct sales force, and (5) the ability to attract and retain key personnel.


Overview

Ansoft is a developer of electronic design automation ("EDA") software used in high technology products and industries. Ansoft's software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, eliminate physical prototypes, and reduce time-to-market.

During the second quarter of fiscal 2005, revenues increased by 30% from the previous fiscal year's second quarter. New license revenue increased by 26% and maintenance revenue increased 36%. The Company experienced growth in both product lines and in our domestic and international markets for the quarter.

Net income for the quarter was $1.9 million compared to a $22,000 loss during the second fiscal quarter of 2004.

RESULTS OF OPERATIONS

                                Three months ended October 31,          Six months ended October 31,
                                                     Percentage                              Percentage
                                 2004       2003      Change          2004        2003        Change
                               -------    -------    ----------     -------     --------     ----------
Revenue                        $15,946    $12,258        30.1%      $28,624     $ 22,909        24.9%
Cost of revenue                    481        436        10.3%          882          826         6.8%
                               -------    -------                   -------     --------
Gross profit                    15,465     11,822        30.8%       27,742       22,083        25.6%
                               -------    -------                   -------     --------
Sales and marketing              7,601      6,339        19.9%       15,098       12,659        19.3%
Research and development         4,048      3,773         7.3%        8,026        7,596         5.7%
General and administrative       1,329      1,186        12.1%        2,393        2,297         4.2%
Amortization                       384        761       (49.5%)         793        1,618       (51.0%)
                               -------    -------                   -------     --------
 Total operating expenses       13,362     12,059        10.8%       26,310       24,170         8.9%
                               -------    -------                   -------     --------
Income (loss) from
operations                       2,103       (237)      987.3%        1,432       (2,087)      168.6%
Net realized gain (loss)on
sale of securities                 (27)         -         N/A           732            -         N/A
Other income,  net                 647        207       212.6%          601          468        28.4%
                               -------    -------                   -------     --------
Income (loss) before income
taxes                            2,723        (30)    9,176.7%        2,765       (1,619)      270.8%
Income tax expense (benefit)       834         (8)   10,525.0%          844         (405)      308.4%
                               -------    -------                   -------     --------
Net income (loss)              $ 1,889    $   (22)    8,686.4%      $ 1,921     $ (1,214)      258.2%
                               =======    =======                   =======     ========


Comparison of the Three and Six Months Ended October 31, 2004 and 2003

REVENUE. Total revenue in the three and six-month period ended October 31, 2004 increased 30.1% and 24.9% to $15.9 million and $28.6 million, respectively. License revenue during the three-month period ended October 31, 2004 increased 25.6% to $8.7 million from $6.9 million during the comparable period in the prior fiscal year. License revenue during the six-month period ended October 31, 2004 increased 21.2% to $14.8 million from $12.2 million during the comparable period in the prior fiscal year. The increase is attributed to an improving economy, particularly an improvement in the technology sectors resulting in an increased demand for our software products worldwide. Growth occurred in both our high frequency and EM product lines. Service and other revenue in the three and six-month periods ended October 31, 2004 increased 35.8% and 29.2% due to the continued growth of the installed base of customers under annual maintenance agreements. This increase is primarily attributed to an increase in our international annual maintenance agreements.

International revenue accounted for 60% and 50% of the Company's total product revenue in the three-month periods ended October 31, 2004 and 2003, respectively. International revenue accounted for 60% and 55% of the Company's total product revenue in the six-month periods ended October 31, 2004 and 2003, respectively. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.

Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the three and six-month periods, using current year exchange rates for the prior year revenues, the international revenue would increase by 2% in the prior year resulting in 52% and 57% of total revenue for the three and six-month periods ended October 31, 2003.

COST OF REVENUE. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance and post-contract customer support and amortization of acquired technology. Cost of revenue for the three-month period ended October 31, 2004 increased 10.3% to $481,000 from the comparable period in the prior fiscal year. Cost of revenue for the six-month period ended October 31, 2004 increased 6.8% to $882,000 from the comparable period in the prior fiscal year. The increase was primarily attributed to an increase in annual maintenance agreements from the previous fiscal year.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three and six-month period ended October 31, 2004 increased 19.9% and 19.3% to $7.6 million and $15.1 million due to the increased sales volume. Sales and marketing expenses represented 48% and 52% of total revenue in the three-month periods ended October 31, 2004 and 2003, respectively. Sales and marketing expenses represented 53% and 55% of total revenue in the six-month periods ended October 31, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three and six-month period ended October 31, 2004 increased 7.3% and 5.7% to $4 million and $8 million, respectively. Total research and development increased primarily due to the additional personnel to meet software development requirements. Research and development expenses represented 25% and 31% of total revenue in the three-month periods ended October 31, 2004 and 2003, respectively. Research and development expenses represented 28% and 33% of total revenue in the six-month periods ended October 31, 2004 and 2003, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three and six-month periods ended October 31, 2004 increased 12.1% and 4.2% to $1.3 million and $2.4 million, respectively. The increase is due to general operating costs related to the increase in personnel. General and administrative expenses represented 8% and 10% of total revenue in the three and six-month periods ended October 31, 2004 and 2003, respectively.

AMORTIZATION EXPENSE. Amortization expense for the three and six-month periods ended October 31, 2004 decreased 49.5% and 51% to $384,000 and $793,000, respectively. The decrease is due to various intangible assets being fully amortized in the prior fiscal year.

NET REALIZED GAIN (LOSS) ON SALE OF SECURITIES. Net realized loss for the three-month period ended October 31, 2004 was $(27,000) compared to $0 for the same period in the previous fiscal year. Net realized gain for the six-month period ended October 31, 2004 was $732,000 compared to $0 for the same period in the previous fiscal year. There were no sales of securities for the three and six month periods ending October 31, 2003.

OTHER INCOME, NET. Other income for the three-month period ended October 31, 2004 was $647,000, an increase from the $207,000 reported for the same period in the previous fiscal year. Other income for the six-month period ended October 31, 2004 was $601,000, an increase from the $468,000 reported in the same period in the previous fiscal year. The increase is primarily due to interest on marketable securities and translation gains.

INCOME TAX EXPENSE (BENEFIT). In the three-month period ended October 31, 2004, the Company recorded tax expense of $834,000 compared to an $(8,000) tax benefit for the same period in the previous fiscal year. In the six-month period ended October 31, 2004, the Company recorded tax expense of $844,000 compared to a $(405,000) tax benefit for the same period in the previous fiscal year. Ansoft expects to be profitable for the full 2005 fiscal year resulting in an expected overall tax expense position for the full fiscal year. The forecasted effective tax rate of 30.5% has been favorably impacted by approximately 6.5% as a result of the expected research and development credit that is available to the Company.

Liquidity and Capital Resources

As of October 31, 2004, Ansoft had $8.9 million in cash and cash equivalents and working capital of $(2.0) million. Net cash provided by operating activities in the six-month periods ended October 31, 2004 and 2003 was $4.6 million and $3.4 million, respectively.

Net cash provided by (used in) investing activities in the six-month periods ended October 31, 2004 and 2003 was $294,000 and $(2.9) million, respectively. Capital expenditures were $500,000 and $665,000 in the six-month periods ended October 31, 2004 and 2003, respectively. Proceeds from the sale of marketable securities were $14.1 million and $6.8 million in the six-month periods ended October 31, 2004 and 2003. Purchases of marketable securities were $13.3 million and $9.1 million in the six-month periods ended October 31, 2004 and 2003, respectively. The increase in purchases of marketable securities was due to increased cash resulting from cash flows from operations. Cash and cash equivalents were $15.2 million at April 30, 2004 compared to $7.2 million at April 30, 2003.

Net cash used in financing activities was $11.4 million and $1.3 million in the six-month periods ended October 31, 2004 and 2003, respectively. Proceeds from the issuance of common stock were $1.9 million and $657,000 in the six-month periods ended October 31, 2004 and 2003, respectively. Funds used for the purchase of treasury stock were $7.8 million and $1.7 million in the six-month periods ended October 31, 2004 and 2003, respectively. The Company continues to purchase treasury stock under its share repurchase plan. Cash and cash equivalents were $15.2 million at April 30, 2004 compared to $7.2 million at April 30, 2003.

Ansoft had available a $30.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus an applicable margin rate. The line of credit was secured in October 2004. As of October 31, 2004, the outstanding balance was $5 million. Ansoft believes that the net cash provided by operating activities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft. Ansoft does hold marketable securities that are available for liquidation to pay on the line of credit should additional debt or equity financing not become available.

A summary of Ansoft's significant contractual obligations and commitments as of October 31, 2004 is as follows (in thousands and for fiscal year):

                            Debt               Operating Leases
                      ----------------        ------------------
             2005          $    -                  $  745
             2006           5,000                   1,367
             2007               -                     806
             2008               -                     663
             2009               -                     398
             2010               -                       4

For fiscal year 2005, the balance of $745 represents the remaining payments due as of October 31, 2004. For fiscal year 2010, the balance of $4 represents the payments through October 31, 2010.

Critical Accounting Policies

Ansoft's critical accounting policies are as follows:

o        Revenue Recognition
o        Valuation of Accounts Receivable
o        Impairment of Long-Lived Assets
o        Impairment of Marketable Securities Available for Sale
o        Deferred Tax Asset Valuation Allowance

REVENUE RECOGNITION. Revenue consists of fees for licenses of software products and service and other revenue. Ansoft recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition," and related interpretations. Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility is probable.

License revenue. Ansoft licenses its software on a perpetual basis with no right to return or exchange the licensed software. License revenue is recognized based on the residual method.

Postcontract customer support ("PCS") for an initial three month period is bundled with the perpetual license fee. Revenue related to the three-month PCS is deferred and recognized ratably over the three-month term. Ansoft's vendor-specific objective evidence of fair value, or VSOE, for the three-month PCS is based upon the pricing for comparable transactions when the element is sold separately. Ansoft's VSOE for the three-month PCS is based upon one fourth of the customer's annual maintenance contract renewal rates.

Service and other revenue consists primarily of PCS revenue. Following the initial three month PCS period, Ansoft offers customers one-year maintenance contracts generally at 15% of the list price of the respective software products. Ansoft recognizes all maintenance revenue ratably over the respective maintenance period. Customers typically renew maintenance agreements annually.

Revenue from customer training, support and other services is recognized as the service is performed.

Valuation of Accounts Receivable. Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft's history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of October 31, 2004 and 2003 was $814,000 and $903,000 respectively. The decrease in the allowance from the prior fiscal year was primarily due to uncollectible customer balances written off during the six month period ending October 31, 2004. We had no significant changes in our collection policies or payment terms.

Impairment of Long-Lived Assets. The Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment is made based on estimates of future cash flows. If such assets are considered to be impaired the amount of the impairment is based on the excess of the carrying value over the fair value of the assets.

Goodwill and purchased intangibles with indefinite lives are reviewed annually for impairment. A determination of impairment is based on the estimated fair value of the reporting entity.

Impairment of Marketable Securities Available for Sale. An impairment charge is recorded if a decline in the market value of any available for sale security below cost is deemed to be other than temporary. The impairment is charged to earnings and a new cost basis for the security is established.

Deferred Tax Asset Valuation Allowance. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards. To the extent that is it more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance is established. The company considers projected future taxable income and tax planning strategies in making this assessment.

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

Businesses Or Assets We Acquire May Not Perform As Projected.

We have acquired or merged with a number of technologies, assets and companies in recent years, including the Agilent Technologies' HFSS product line within the past five years. As part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies in the future. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. The foregoing factors could seriously harm our business, financial condition and results of operations.

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

We Are Controlled By Our Principal Stockholders And Management Which May Limit Your Ability To Influence Stockholder Matters.

Our executive officers, directors and principal stockholders own approximately 37% of the outstanding shares of Ansoft common stock. As a result, they have the ability to effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders.

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

Effects of Inflation.

To date, inflation has not had a material impact on the Company's consolidated financial results.

Seasonal Effects.

Traditionally, sales in the first quarter will decrease from the fourth quarter of the prior fiscal year. Revenues will sequentially increase over the next three quarters of the fiscal year. The fourth quarter is typically the highest revenue quarter for the fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in reported market risks faced by the Company since April 30, 2004. The majority of our foreign currency transactions are denominated in the yen or the euro, which are the functional currencies of Japan and Europe, respectively. As a result of transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and do not currently believe that foreign currency exchange risk is significant to our operations due to the short term nature of assets and liabilities denominated in foreign currency.

The average foreign exchange rates used to translate the 2004 and 2005 statements of operations were as follows:


                        SIX MONTHS ENDING     SIX MONTHS ENDING
FOREIGN CURRENCY        OCTOBER 31, 2004       OCTOBER 31, 2003
----------------        -----------------     -----------------

Yen                           111.0                  119.5
Euro                          1.195                  1.110

ITEM 4. CONTROLS AND PROCEDURES


Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, the repurchases of common stock for the quarter ended October 31, 2004:

                                                                           Total number of       Maximum number
                                                                           shares purchased       of shares that
                                          Total                               as part of            may yet be
                                         number             Average            publicly          purchased under
                                        of shares          price paid      announced plans        the plans or
            Period                      purchased          per share          or programs          programs (a)
-------------------------------        ----------          ----------      ----------------      ----------------
Aug, 1, 2004 - Aug. 31, 2004               44,900          $   13.79           1,713,421             286,579
Sept. 1, 2004 - Sept. 30, 2004             48,000          $   15.17           1,761,421             238,579
Oct. 1, 2004 - Oct. 31, 2004              254,600          $   14.70           2,016,021             983,979
                                        ---------          ---------
   Total                                  347,500          $   14.65
                                        =========          =========

(a) On October 7, 2004, the Company's Board of Directors increased the authorized share repurchase amount by 1.0 million shares to 3.0 million (increase in authorization was publicly announced October 12, 2004).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual meeting of stockholders was held on October 7, 2004 at which the actions below were taken:

1. The stockholders elected the following five directors to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

                                    Shares in             Shares
     Name                             Favor              Withheld
     ----                           ---------            --------
     Nicholas Csendes               12,142,293            87,867
     Zoltan J. Cendes               12,152,540            77,620
     Peter Robbins                  12,157,040            73,120
     John N. Whelihan               12,155,940            74,220
     Paul J. Quast                  12,138,793            91,367

ITEM 6.  EXHIBITS

(a)  Exhibits.

     3.1 Amended and Restated Certificate of Incorporation of the Company--- Incorporated by reference from Registration Statement No. 333-40189

     3.2 Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation---Incorporated by reference from the Registration Statement No. 333-40189.

     3.3 Bylaws of the Company---Incorporated by reference from Registration Statement No. 333-1398.

     10.1 Loan Agreement by and between Ansoft Corporation and PNC Bank, National Association dated October 21, 2004---Exhibit 99.1 of the October 21, 2004 Form 8-K is incorporated herein by reference.

     31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and
          Section 302 of the Sarbanes Oxley Act of 2002---Filed herewith.

     31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and
          Section 302 of the Sarbanes Oxley Act of 2002---Filed herewith.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002---Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2004             ANSOFT CORPORATION

                                    By:  /s/ Nicholas Csendes
                                         ----------------------------------
                                         Nicholas Csendes
                                         President and Chief Executive Officer

                                    By:  /s/ Thomas A.N. Miller
                                         ----------------------------------
                                         Thomas A.N. Miller
                                         Chief Financial Officer