Form 10-Q
period 2005-01-31
ANSOFT CORP
filed 2005-02-18
CIK 849433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
              For The Quarterly Period Ended January 31, 2005

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

The number of shares of the registrant's Common Stock outstanding as of the close of business on January 31, 2005 was 11,583,198.

                               ANSOFT CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                           Page
                                                                           ----
Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
         Consolidated Balance Sheets - January 31, 2005 and
         April 30, 2004                                                      1
         Consolidated Statements of Operations  - Three and
         nine months ended January  31, 2005 and 2004                        2
         Consolidated Statements of Cash Flows  - Nine months
         ended January 31, 2005 and 2004                                     3
         Notes to the Unaudited Consolidated Financial Statements            4
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7
Item 3.  Quantitative and Qualitative Disclosure about Market Risk          15
Item 4.  Controls and Procedures                                            16

Part II  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        17
Item 6.  Exhibits                                                           18

Signatures                                                                  19

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ANSOFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (In thousands) (unaudited)

                                                                    January 31,        April 30,
                                                                        2005             2004
                                                                      --------         --------
Assets
Current assets
Cash and cash equivalents                                             $  7,357         $ 15,218
Accounts receivable, net                                                12,087           10,179
Deferred income taxes                                                      657              343
Prepaid expenses and other assets                                        1,115              675
                                                                      --------         --------
Total current assets                                                    21,216           26,415

Equipment and furniture, net                                             3,186            3,598
Marketable securities                                                   25,888           25,502
Other assets                                                               151              383
Deferred income taxes                                                    5,085            5,158
Goodwill                                                                 1,239            1,239
Intangible assets, net                                                   4,211            5,341
                                                                      --------         --------
Total assets                                                          $ 60,976         $ 67,636
                                                                      ========         ========

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses                                 $  3,298         $  4,015
Deferred revenue                                                        15,410           11,935
Short term line of credit                                                2,000             --
                                                                      --------         --------
Total current liabilities                                               20,708           15,950
Long term line of credit                                                  --             10,000
                                                                      --------         --------
Total liabilities                                                       20,708           25,950

Stockholders' equity
Preferred stock , par value $0.01 per share; 1,000
shares authorized, no shares outstanding                                  --               --
Common stock , par value $0.01 per share; 25,000 shares
     authorized; issued 13,350 and 12,778 shares, respectively
     and outstanding 11,583 and 11,744, respectively                       135              129
Additional paid-in capital                                              64,223           58,562
Treasury stock, 1,767 and 1,034 shares, respectively                   (20,533)          (9,090)
Accumulated other comprehensive income, net                                344              691
Accumulated deficit                                                     (3,901)          (8,606)
                                                                      --------         --------
Total stockholders' equity                                              40,268           41,686
                                                                      --------         --------

 Total liabilities and stockholders' equity                           $ 60,976         $ 67,636
                                                                      ========         ========

See accompanying notes to the unaudited consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                          Three months ended January 31,   Nine months ended January 31,
                                               2005            2004            2005            2004
                                             --------        --------        --------        --------
Revenue
   License                                   $ 10,182        $  8,024        $ 25,012        $ 20,258
   Service and other                            7,198           5,958          20,992          16,633
                                             --------        --------        --------        --------
Total revenue                                  17,380          13,982          46,004          36,891
Costs of revenue
   License                                        141             171             363             477
   Service and other                              355             285           1,015             805
                                             --------        --------        --------        --------
Total cost of revenue                             496             456           1,378           1,282
                                             --------        --------        --------        --------
Gross profit                                   16,884          13,526          44,626          35,609
Operating Expenses
   Sales and marketing                          7,424           6,803          22,522          19,462
   Research and development                     4,204           3,806          12,230          11,402
   General and administrative                   1,199           1,148           3,592           3,445
   Amortization                                   415             761           1,208           2,379
                                             --------        --------        --------        --------
Total costs and expenses                       13,242          12,518          39,552          36,688
                                             --------        --------        --------        --------
Income (loss) from operations                   3,642           1,008           5,074          (1,079)
Net realized gain on sale of securities          --              --               732            --
Other income, net                                 374             247             975             715
                                             --------        --------        --------        --------
Income (loss) before income taxes               4,016           1,255           6,781            (364)
Income tax expense (benefit)                    1,232             314           2,076             (90)
                                             --------        --------        --------        --------
Net income (loss)                            $  2,784        $    941        $  4,705        $   (274)
                                             ========        ========        ========        ========

    Basic net income (loss) per share        $   0.24        $   0.08        $   0.41        $  (0.02)
                                             ========        --------        ========        --------
    Diluted net income (loss) per share      $   0.21        $   0.07        $   0.35        $  (0.02)
                                             ========        ========        ========        ========
Weighted average shares used
    in calculation
    Basic                                      11,490          11,640          11,574          11,650
                                             ========        --------        ========        ========
    Diluted                                    13,390          13,306          13,342          11,650
                                             ========        ========        ========        ========


See accompanying notes to the unaudited consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                          Nine months ended January 31,
                                                              2005             2004
                                                            --------         --------
Cash flows from operating activities
Net income (loss)                                           $  4,705         $   (274)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
Depreciation                                                   1,076            1,162
Amortization                                                   1,437            2,485
Deferred taxes                                                  --               (121)
Net realized gain on sale of securities                         (732)            --
Changes in assets and liabilities
Accounts receivable                                           (1,411)           4,740
Prepaid expenses and other assets                               (446)             166
Other long-term assets                                           202               32
Accounts payable and accrued expenses                            723             (397)
Deferred revenue                                               2,930             (776)
                                                            --------         --------
Net cash provided by  operating activities                     8,484            7,017
                                                            --------         --------
Cash flows from investing activities
Purchases of equipment and furniture                            (633)            (940)
Proceeds from the sale of marketable securities               17,264            8,974
Purchases of marketable securities                           (17,758)         (11,255)
                                                            --------         --------
Net cash used in investing activities                         (1,127)          (3,221)
                                                            --------         --------
Cash flows from financing activities
Repayment of line of credit, net                              (8,000)            --
Purchase of treasury stock                                   (11,443)          (2,464)
Proceeds from the issuance of common stock, net                3,771            1,181
                                                            --------         --------
Net cash used in financing activities                        (15,672)          (1,283)
                                                            --------         --------
Net increase (decrease) in cash and cash equivalents          (8,315)           2,513
Effect of exchange rate changes                                  454              443
Cash and cash equivalents at beginning of period              15,218            7,173
                                                            --------         --------
Cash and cash equivalents at end of period                  $  7,357         $ 10,129
                                                            ========         ========
Supplemental disclosures of cash flow information
  Cash paid for interest                                    $     85         $    151
                                                            ========         ========
  Cash paid for income taxes                                $    853         $     56
                                                            ========         ========


See accompanying notes to the unaudited consolidated financial statements.

                       ANSOFT CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (in thousands, except per share amounts)

(1) Basis of Presentation

The unaudited consolidated financial statements include the accounts of Ansoft Corporation ("Ansoft" or the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the April 30, 2004 consolidated financial statements and notes thereto included in Ansoft's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying unaudited consolidated financial statements are based on management's evaluation of the relevant facts and circumstances as of the date of the unaudited consolidated financial statements. Actual results may differ from those estimates.

(2)  Comprehensive income (loss)

"Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses, net of tax. A summary of comprehensive income (loss) follows:

                                                         Three months ended              Nine months ended
                                                             January 31,                    January 31,
                                                        2005            2004           2005             2004
                                                       -------         -------        -------         -------
Net income (loss)                                      $ 2,784         $   941        $ 4,705         $  (274)
Unrealized gain (loss) on marketable securities           (133)          1,227             60           1,590
Reclassification adjustment for (gain) loss
   on sale of marketable securities included in
   net income (loss)                                      --              --             (732)           --
Foreign currency translation adjustments                   158             192            325             443
                                                       -------         -------        -------         -------
Comprehensive income (loss)                            $ 2,809         $ 2,360        $ 4,358         $ 1,759
                                                       =======         =======        =======         =======

(3) Net income per share

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. The weighted-average basic shares were 11,490 and 11,574 for the three and nine month periods ended January 31, 2005, respectively. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The weighted-average dilutive shares were 13,390 and 13,342 for the three and nine month periods ended January 31, 2005, respectively. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. Since there was a net loss for the nine month period ended January 31, 2004, stock options totaling 1,498 were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. All unexercised stock options for the three and nine month periods ended January 31, 2005 are included in the computation of diluted earnings per share. Unexercised stock options of 201 shares for the three month period ended January 31, 2004 are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.

(4) Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") SFAS No. 123 "Accounting for Stock-Based Compensation." This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board ("APB") Opinion No. 25 intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with pro forma disclosures of net income and earnings per share. The pro forma effects of stock options on the Company's net income (loss) for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential awards. Pursuant to APB Opinion No. 25 the Company did not recognize compensation expense in its statements of operations for the three and nine-month periods ending January 31, 2005 and 2004.


The Company's pro forma information follows:

                                                             Three months ended             Nine months ended
                                                                 January 31,                   January 31,
                                                             2005           2004           2005           2004
                                                            -------        -------        -------        -------
Net income (loss) as reported                               $ 2,784        $   941        $ 4,705        $  (274)
Deduct:  Total stock-based employee compensation
expense determined under fair value based method,
net of tax                                                      506            576          1,744          1,861
                                                            -------        -------        -------        -------
Pro forma net income (loss)                                 $ 2,278        $   365        $ 2,961        $(2,135)
                                                            =======        =======        =======        =======
Pro forma net income (loss) per basic common share          $  0.20        $  0.03        $  0.26        $ (0.18)
                                                            =======        =======        =======        =======
Pro forma net income (loss) per diluted common share        $  0.17        $  0.03        $  0.22        $ (0.18)
                                                            =======        =======        =======        =======

(5) Line of Credit

On October 21, 2004, the Company entered into a one year secured credit facility, with an aggregate commitment of up to $30 million, with a domestic financial institution (the "Bank"). The facility replaced the Company's $20 million secured facility which was terminated during the first quarter. At the Company's option, borrowings under the credit facility bear interest at either the Bank's prime lending rate or the LIBOR rate plus a margin of 50 basis points. The facility is secured by the Company's marketable securities.

The ability of the Company to borrow under the credit facility is subject to our ongoing compliance with certain financial and other covenants, including a covenant as to our tangible net worth. As of January 31, 2005, the Company was in compliance with its covenants under the credit facility.

As of January 31, 2005, the Company had borrowed $2 million under the credit facility.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of January 31, 2005. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

(7) Recent Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123R "Share-Based Payment". The Company will transition to the new requirements of the Statement by using the modified prospective transition method. This method requires compensation cost to be recognized on the date of adoption for any outstanding unvested share-based payments, based on the grant date fair value as calculated under SFAS No. 123. Based on a preliminary analysis using option data as of January 31, 2005, the fiscal 2006 full-year impact on earnings per share related to the adoption of SFAS No. 123R is estimated to be approximately 11 cents per share. The Company is required to adopt the provisions of the Statement as of August 1, 2005 but may elect to early adopt effective the first day of any quarter prior to that date.

 (8) Intangible Assets

The following is a summary of Intangible Assets as of January 31, 2005:

Purchased Technology                                  $ 2,230
Non-Compete                                             2,500
Trademark                                                 212
Customer list                                          18,488
                                                      -------
Total                                                 $23,430
                                                      =======

Total accumulated amortization as of January 31, 2005 was $19,219.

These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization as of January 31, 2005 is as follows: 2005 - $333; 2006 - $1,435; 2007 - $1,272; and 2008 -
$1,171.

(9) Stockholders' Equity

The Company has consistently repurchased its common stock in public market transactions over the past several years. During the nine-month period ending January 31, 2005, the Company purchased a total of 733 shares of common stock at an average price of $15.61. The Company utilized $11.4 million in cash to affect these common stock purchases. The Company may choose to continue purchases of its common stock in the future.

In October 2004, the Company's Board of Directors increased the authorized share repurchase amount by 1.0 million shares to 3.0 million.

The Company currently has two stock option plans (1988 Plan and 1995 Plan). Under the terms of both plans, options to purchase common stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during the specified future periods as determined by the Board of Directors. Both plans provide that the options shall expire no more than ten years after the date of the grant. During the first nine months of the fiscal year 2005, 104 shares were granted at an average exercise price of $13.60. At January 31, 2005 options to purchase 2,051 shares of common stock were exercisable at an average exercise price of $7.06.

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

During the third quarter of fiscal 2005, revenues increased by 24% from the previous fiscal year's third quarter. New license revenue increased by 27% and maintenance revenue increased 21%. The Company experienced growth in both our domestic and international markets for the quarter ended January 31, 2005.

Net income for the quarter was $2.8 million compared to $0.9 million net income during the third fiscal quarter of 2004.

RESULTS OF OPERATIONS

                                      Three months ended January 31,           Nine months ended January 31,
                                                            Percentage                                Percentage
                                    2005          2004        Change         2005          2004         Change
                                  --------      --------    ----------     --------      --------     ----------
Revenue                           $ 17,380      $ 13,982         24.3%     $ 46,004      $ 36,891         24.7%

Cost of revenue                        496           456          8.8%        1,378         1,282          7.5%
                                  --------      --------                   --------      --------
Gross profit                        16,884        13,526         24.8%       44,626        35,609         25.3%
                                  --------      --------                   --------      --------
Sales and marketing                  7,424         6,803          9.1%       22,522        19,462         15.7%
Research and development             4,204         3,806         10.5%       12,230        11,402          7.3%
General and administrative           1,199         1,148          4.4%        3,592         3,445          4.3%
Amortization                           415           761        (45.5%)       1,208         2,379        (49.2%)
                                  --------      --------                   --------      --------
 Total operating expenses           13,242        12,518          5.8%       39,552        36,688          7.8%
                                  --------      --------                   --------      --------
Income (loss) from
operations                           3,642         1,008        261.3%        5,074        (1,079)       570.3%
Net realized gain on sale of
securities                            --            --            N/A           732          --            N/A
Other income,  net                     374           247         51.4%          975           715         36.4%
                                  --------      --------                   --------      --------
Income (loss) before income
taxes                                4,016         1,255        220.0%        6,781          (364)     1,962.9%
Income tax expense (benefit)         1,232           314        292.4%        2,076           (90)     2,406.7%
                                  --------      --------                   --------      --------
Net income (loss)                 $  2,784      $    941        195.9%     $  4,705      $   (274)     1,817.2%
                                  ========      ========                   ========      ========

Comparison of the Three and Nine Months Ended January 31, 2005 and 2004

REVENUE. Total revenue in the three and nine-month period ended January 31, 2005 increased 24.3% and 24.7% to $17.4 million and $46 million, respectively. License revenue during the three-month period ended January 31, 2005 increased 26.9% to $10.2 million from $8 million during the comparable period in the prior fiscal year. License revenue during the nine-month period ended January 31, 2005 increased 23.5% to $25 million from $20.3 million during the comparable period in the prior fiscal year. The increases are attributed to an improving economy, particularly an improvement in the technology sectors resulting in an increased demand for our software products worldwide. Growth occurred in both our high performance electronics and EM product lines for the nine month period. Service and other revenue in the three and nine-month periods ended January 31, 2005 increased 20.8% and 26.2%, respectively, due to the continued growth of the installed base of customers under annual maintenance agreements.

International revenue accounted for 56% and 57% of the Company's total revenue in the three-month periods ended January 31, 2005 and 2004, respectively. International revenue accounted for 57% and 56% of the Company's total revenue in the nine-month periods ended January 31, 2005 and 2004, respectively. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.

Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the three and nine-month periods, using current year exchange rates for the prior year revenues, the international revenue as a percentage of total revenue would be 57% and 59% of total revenue for the three and nine-month periods ended January 31, 2004.

COST OF REVENUE. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing licenses and upgrades to customers. Cost of revenue for the three-month period ended January 31, 2005 increased 8.8% to $0.5 million from the comparable period in the prior fiscal year. Cost of revenue for the nine-month period ended January 31, 2005 increased 7.5% to $1.4 million from the comparable period in the prior fiscal year. The increases were primarily attributed to providing more licenses in the current year periods.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist of salaries; commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three and nine-month periods ended January 31, 2005 increased 9.1% and 15.7% to $7.4 million and $22.5 million, respectively, due to the increased sales volume. Sales and marketing expenses represented 43% and 49% of total revenue in the three-month periods ended January 31, 2005 and 2004, respectively. Sales and marketing expenses represented 49% and 53% of total revenue in the nine-month periods ended January 31, 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three and nine-month period ended January 31, 2005 increased 10.5% and 7.3% to $4.2 million and $12.2 million, respectively. Total research and development increased primarily due to the additional personnel to meet software development requirements. Research and development expenses represented 24% and 27% of total revenue in the three-month periods ended January 31, 2005 and 2004, respectively. Research and development expenses represented 27% and 31% of total revenue in the nine-month periods ended January 31, 2005 and 2004, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three and nine-month periods ended January 31, 2005 increased 4.4% and 4.3% to $1.2 million and $3.6 million, respectively. The increase is due to general operating costs related to the increase in personnel. General and administrative expenses represented 7% and 8% of total revenue in the three-month periods ended January 31, 2005 and 2004, respectively. General and administrative expenses represented 8% and 9% of total revenue in the nine-month periods ended January 31, 2005 and 2004, respectively.

AMORTIZATION EXPENSE. Amortization expense for the three and nine-month periods ended January 31, 2005 decreased 45.5% and 49.2% to $0.4 million and $1.2 million, respectively. The decrease is due to various intangible assets being fully amortized in the prior fiscal year.

NET REALIZED GAIN (LOSS) ON SALE OF SECURITIES. There were no net realized gains or losses for the three-month periods ended January 31, 2005 and 2004. Net realized gain for the nine-month period ended January 31, 2005 was $0.7 million compared to $0 for the same period in the previous fiscal year. There were no sales of securities for the three and nine month periods ending January 31, 2004.

OTHER INCOME, NET. Other income for the three-month period ended January 31, 2005 was $0.4 million, an increase from the $0.2 million reported for the same period in the previous fiscal year. Other income for the nine-month period ended January 31, 2005 was $1.0 million, an increase from the $0.7 million reported in the same period in the previous fiscal year. The increase is primarily due to income from marketable securities and foreign currency transaction gains.

INCOME TAX EXPENSE (BENEFIT). In the three-month period ended January 31, 2005, the Company recorded tax expense of $1.2 million compared to $0.3 million for the same period in the previous fiscal year. In the nine-month period ended January 31, 2005, the Company recorded tax expense of $2.1 million compared to a $(0.1) million tax benefit for the same period in the previous fiscal year. The estimated effective tax rate of 30.7% has been favorably impacted by approximately 8% as a result of the expected research and experimentation credit that is available to the Company.

Liquidity and Capital Resources

As of January 31, 2005, Ansoft had $7.4 million in cash and cash equivalents, $25.9 million of marketable securities and working capital of $0.5 million. Net cash provided by operating activities in the nine-month periods ended January 31, 2005 and 2004 was $8.5 million and $7.0 million, respectively.

Net cash used in investing activities in the nine-month periods ended January 31, 2005 and 2004 was $1.1 million and $3.2 million, respectively. Capital expenditures were $0.6 million and $0.9 million in the nine-month periods ended January 31, 2005 and 2004, respectively. Proceeds from the sale of marketable securities were $17.3 million and $9.0 million in the nine-month periods ended January 31, 2005 and 2004, respectively. Purchases of marketable securities were $17.8 million and $11.3 million in the nine-month periods ended January 31, 2005 and 2004, respectively. The increase in purchases of marketable securities was due to increased cash resulting from cash flows from operations and financing.

Net cash used in financing activities was $15.7 million and $1.3 million in the nine-month periods ended January 31, 2005 and 2004, respectively. Proceeds from the issuance of common stock were $3.8 million and $1.2 million in the nine-month periods ended January 31, 2005 and 2004, respectively. Funds used for the repurchase of common stock were $11.4 million and $2.5 million in the nine-month periods ended January 31, 2005 and 2004, respectively. The Company continues to purchase common stock under its share repurchase plan.

Ansoft had available a $30.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus 50 basis points or the Bank's prime lending rate, at the Company's option. The line of credit was secured in October 2004. As of January 31, 2005, the outstanding balance was $2 million. Ansoft believes that the net cash provided by operating activities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft. Ansoft does hold marketable securities that are available for liquidation to pay on the line of credit.

A summary of Ansoft's significant contractual obligations and commitments as of January 31, 2005 is as follows (in thousands and for fiscal year):

                                       Debt          Operating Leases
                                    -------          ----------------
                       2005         $ 2,000              $  374
                       2006               -               1,367
                       2007               -                 806
                       2008               -                 663
                       2009               -                 398
                       2010               -                   4

For fiscal year 2005, the balance of $374 represents the remaining payments due as of January 31, 2005. For fiscal year 2010, the balance of $4 represents the payments through June 30, 2009.

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

Valuation of Accounts Receivable. Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft's history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of January 31, 2005 and 2004 was $639 and $903 respectively. The decrease in the allowance from the prior fiscal year was primarily due to uncollectible customer balances written off during the nine-month period ending January 31, 2005. We had no significant changes in our collection policies or payment terms during the nine-month period ended January 31, 2005.

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

Seasonal Effects.

Traditionally, sales in the first quarter will decrease from the fourth quarter of the prior fiscal year. Traditionally, revenues will sequentially increase over the next three quarters of the fiscal year. The fourth quarter is typically the highest revenue quarter for the fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in reported market risks faced by the Company since April 30, 2004. The majority of our foreign currency transactions are denominated in the yen or the euro, which are the functional currencies of Japan and Europe, respectively. As a result of transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and do not currently believe that foreign currency exchange risk is significant to our operations due to the short term nature of assets and liabilities denominated in foreign currencies.

The average foreign exchange rates used to translate the 2004 and 2005 statements of operations were as follows:

                             Nine months ended        Nine months ended
Foreign Currency             January 31, 2005         January 31, 2004
-----------------            -----------------        -----------------
Yen                                109.3                    116.0
Euro                                1.22                     1.12

ITEM 4. CONTROLS AND PROCEDURES


Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, the repurchases of common stock for the quarter ended January 31, 2005:

                                                                            Total number of       Maximum number
                                                                                shares            of shares that
                                                                            repurchased as          may yet be
                                        Total number        Average        part of publicly        repurchased
                                         of shares        price paid        announced plans      under the plans
              Period                    repurchased        per share          or programs        or programs (a)
-----------------------------------    --------------    --------------    ------------------    -----------------
Nov. 1, 2004 - Nov. 30, 2004              62,700            $17.49             2,078,721              921,279
Dec. 1, 2004 - Dec. 31, 2004              76,000            $18.93             2,154,721              845,279
Jan. 1, 2005 - Jan. 31, 2005              57,266            $19.94             2,211,987              788,013
                                         -------            ------
   Total                                 195,966            $18.77
                                         =======            ======

(a) On October 7, 2004, the Company's Board of Directors increased the authorized share repurchase amount by 1.0 million shares to 3.0 million (increase in authorization was publicly announced in a Current Report on Form 8-K filed on October 12, 2004). The Company's share repurchase program was publicly announced in 1998 and amended in 2002. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6.  EXHIBITS

     3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Registration Statement No. 333-40189)

     3.2 Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation (incorporated by reference from the Registration Statement No. 333-40189).

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

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002---Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2005             ANSOFT CORPORATION

                            By: /s/ Nicholas Csendes
                                -----------------------------
                                Nicholas Csendes
                                President and Chief Executive Officer

                            By: /s/ Thomas A.N. Miller
                                -----------------------------
                                Thomas A.N. Miller
                                Chief Financial Officer