Form 10-K
period 2005-04-30
ANSOFT CORP
filed 2005-06-07
CIK 849433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-K

(Mark one)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2005 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 000-27874

ANSOFT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	72-1001909
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

225 West Station Square, Suite 200 Pittsburgh, Pennsylvania	15219-1119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 261-3200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of October 31, 2004, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant’s common stock on the NASDAQ National Market on such date, as reported in The Wall Street Journal, was $124,201,249.

The number of shares of the registrant’s common stock outstanding as of the close of business on June 2, 2005 was 12,042,571.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of Ansoft Corporation (the “Company”) to be furnished in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2005 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 306(c) and 306(d) and 402(a)(8) and (9) of Regulation S-K.

PART I

From time to time Ansoft Corporation (“Ansoft” or the “Company”) has made and may continue to make written or oral “forward-looking statements” including those in this Annual Report on Form 10-K. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including those factors identified in “Risk Factors” under “Item 1. Business.” The following discussion and analysis also should be read in conjunction with “Item 6. Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. Results actually achieved may differ materially from expected results included in these statements.

ITEM 1. BUSINESS

Overview

Ansoft is a leading developer of high-performance electronic design automation (“EDA”) software. Ansoft products are used by electrical engineers worldwide to design of state-of-the-art technology products, such as cellular phones, internet networking, satellite communications systems, integrated circuits and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, eliminate physical prototypes, and to reduce time-to-market.

Industry Background

Engineers use EDA software to automate manual, time-consuming and error-prone design processes, resulting in dramatic increases in productivity and efficiency. EDA software can be used in each of the three phases of the electronic design process: Logic Design and Synthesis, which provides an outline of the system’s overall architecture; Functional Design and Analysis, which encompasses the specification of desired functionality, functional design, simulation and analysis; and Physical Design and Verification, which involves the creation of physical layout (i.e., placement and routing) and verification that the design meets required specifications.

Modern electronic and communication systems operate at GHz frequencies and transmit/receive data at Gb/s speeds. As the operating performance gets ever higher, component level details for the passive interconnects as well as transistor level detail for the active circuits must be modeled accurately. Furthermore, the integration of ever greater functionality on a single chip, system-on-chip, or system-in-package combined with continuing miniaturization leads to dramatic increases in the complexity of electronic components and circuits. This dual requirement of greater accuracy/detail and greater complexity/problem-size drives the demand for a new class of EDA tools to simulate the real life behavior of high-performance electronic and communication devices.

While traditional EDA tools have become more sophisticated, the process for designing and manufacturing wireless and electronic components and systems is often iterative, time-consuming and inaccurate. Designs are generated, devices and systems are developed, prototypes are built, performance is measured and assessed and designs are then refined to meet the original performance specifications. This entire process is typically repeated a number of times, lengthening the design process, increasing costs and resulting in lost market opportunities.

The Ansoft Solution

We offer electromagnetic and circuit simulation technologies that meet the dual demands of accuracy/detail and complexity/size. Ansoft simulation technologies are based on fundamental research breakthroughs in modeling electromagnetic and circuit details at very high operating device performance and are especially tailored to meet the exacting demands of Gigahertz and Gigabit designs. Customers use our products to define the architecture of their device, create specifications for functional blocks, design the circuits and components, evaluate component level interactions, and optimize circuit or system performance under actual operating conditions. Ansoft’s software products may be used as an independent design platform or integrated with complementary EDA tools within a customer’s existing design environment.

Ansoft Strategy

Ansoft’s objective is to become the leading worldwide supplier of high performance EDA software. Using our proprietary electromagnetic and circuit simulation technologies as a primary competitive advantage, we pursue our objective through the following strategies: leveraging our technology leadership to solve emerging design challenges at the cutting-edge of device performance; capitalizing on the growing need for simulation technologies to provide GHz/Gigabit accurate analysis and validation of high-performance electronics; and expanding our broad range of product applications to address emerging customer design requirements.

Products

Ansoft provides several products that address our customers’ component and system level design needs. Customers encounter different combinations of challenges in their designs and often purchase multiple products. The products are listed below and organized by their market application.

Ansoft High Performance Electronics Software

HFSS™ is Ansoft’s flagship 3D electromagnetic field simulation software for high frequency, radio frequency (RF) and wireless design. Ansoft HFSS™ brings the power of the finite element method (FEM) to the engineer’s desktop by leveraging advanced techniques such as automatic adaptive mesh generation and refinement, tangential vector finite elements, and Adaptive Lanczos Pade Sweep (ALPS). HFSS™ automatically computes multiple adaptive solutions until a user-defined convergence criterion is met.

Nexxim® is Ansoft’s advanced circuit simulator that addresses the increasingly complex, nonlinear and full-wave circuit behavior of RFCMOS, GaAs/SiGe RF ICs, Gigabit communication backplane design. Nexxim® guarantees consistency of results across time and frequency domains by using the same circuit netlist and library models for transient and harmonic balance analyses.

SIwave™ provides advanced analysis of printed circuit boards (PCBs), components, and packages, SIwave™ generates both frequency- and time-domain results, allowing engineers to model not only individual components, but also entire PCBs and package structures.

Q3D Extractor™ is a physics-based EDA tool for the electromagnetic-field simulation of two-dimensional (2D) and arbitrary three-dimensional (3D) structures. Q3D Extractor™ provides engineers with RLGC parameters and SPICE models which are used extensively to analyze high-speed electronic designs.

Ansoft Designer® provides a design environment to dynamically link electromagnetic analysis with circuit and system-level simulation. The key to this integration is a unique capability called Solver-on-Demand™ that orchestrates the use of multiple solvers — while still giving the users complete control. Users can perform System/Circuit/EM co-simulation in Ansoft Designer and optimize product performance under actual operating conditions.

Turbo Package Analyzer™ (TPA) is a software tool that automates the analysis of all complex semiconductor packages. TPA can analyze flip-chip, chip-scale package, and multiple-die system-in-package designs common in the networking and broadband communications markets.

AnsoftLinks™ provides bidirectional links for streamlining data import/export between Ansoft’s products and popular electronic design automation (EDA) packages from companies such as Cadence®, Synopsys®, Zuken®, and Mentor®. MCAD links include IGES and STEP formats common to ProEngineer, Catia and Unigraphics.

Full-Wave Spice™ provides high-bandwidth SPICE models at the touch of a button. This capability enables engineers to design electronic and communication components while taking Gigahertz-frequency effects into account.

Optimetrics™ is a smart parametric analysis and optimization module that allows users to perform parametric analysis, optimization, sensitivity analysis, and other design studies from an easy to use interface.

Ansoft’s Electromechanical (EM) Software

Maxwell 3D® and 2D are comprehensive, easy-to-use software tools for design problems requiring an accurate, two-dimensional or three-dimensional representation of the electric or magnetic field behavior. Maxwell includes AC/DC magnetic, electrostatic, and transient electromagnetic fields; thermal analysis; parametric modeling; and optimization. Additionally, Maxwell® produces highly accurate equivalent circuits for inclusion within Ansoft’s SIMPLORER™ and other circuit tools.

SIMPLORER™ is a multi domain simulation package for the design of complex power electronic and drive systems. SIMPLORER™ is based on a unique simulator coupling technology and supports fast and easy model generation using three modeling languages — electrical circuits, block diagrams and state machines. Simulation results may be displayed with oscilloscopes or digital displays using Active Elements Technology.

RMxprt™ helps electric-machine manufacturers capitalize on this growing opportunity by allowing designers to make sizing decisions and to estimate performance during the initial stage of the design process. RMxprt™ is an ideal tool for calculating critical design parameters, such as torque vs. speed, power loss, flux in the air gap, and efficiency.

AnsoftLinks™ provides bidirectional links for streamlining data import/export between Ansoft’s products and popular MCAD formats include IGES and STEP which common to ProEngineer, Catia and Unigraphics.

Optimetrics™ is a smart parametric analysis and optimization module that allows users to perform parametric analysis, optimization, sensitivity analysis, and other design studies from an easy to use interface.

Research and Development

Ansoft has a team of research engineers focused on the mathematical and physical underpinnings of the Company’s simulation algorithms. Dr. Zoltan Cendes, a founder of the Company, serves as the technical leader of the group. By virtue of over 20 years of research and development by Dr. Cendes prior to the Company’s inception in 1984, and by its internal research and development staff thereafter, Ansoft has pioneered the following technologies: automatic and adaptive convergence to solutions, asymptotic waveform evaluation for spectral domain solutions, transfinite elements, edge elements and tangential vector finite elements and fast multipole acceleration algorithms.

We continually seek to design and develop new technologies, products and interfaces based on our core electromagnetic expertise. This effort includes releasing improved versions of our products on a regular basis as well as developing new products. Ansoft assigns an interdisciplinary team of personnel from research and development, software development, documentation, quality assurance, customer support and marketing to each product development project. Ansoft develops cooperative relationships with major customers with respect to beta-testing its new products or enhancements and implementing suggestions for new product features. The Company also maintains cooperative relationships with the major hardware vendors on which the Company’s products operate.

As of April 30, 2005, Ansoft’s research and development group consisted of 109 employees. During fiscal 2005, 2004 and 2003, total research and development expenses were $16.9 million, $15.7 million and $18.6 million, respectively.

In July 2000, Ansoft announced its formation of Altra Broadband to pursue the development of intellectual property and products for broadband wireless and optical communications. In spite of certain technical successes, profitable deployment of intellectual property developed by Altra Broadband’s Irvine Technology Center in this telecom environment was deemed unlikely in the near term. As such, the Company closed the Irvine Technology Center during fiscal 2003, resulting in a restructuring charge of $532,000 that is included in “Research and development expense.”

Sales and Marketing

Ansoft markets and sells its products worldwide through its direct sales force. The Company hires application engineers with significant industry experience who can analyze the needs of its customers and gain technical insight into the development of future products and enhancements to existing products. The Company’s application engineers work with the direct sales force to provide on-site support during critical stages of the user’s benchmark, evaluation and implementation processes. The Company generates sales leads through customer referrals, advertising in trade publications and on the internet. In addition, the Company participates in industry trade shows and organizes seminars to promote and expand the adoption of its products.

In North America, the Company maintains sales and support offices in Arizona, California, Florida, Illinois, Ottawa, Massachusetts, Michigan, New Jersey, Texas, Wisconsin, and Pennsylvania. In Asia-Pacific, the Company maintains sales and support offices in Japan, Korea, Singapore, Taiwan, and China. In Europe, the Company maintains sales and support offices in England, Germany, France, Italy and Denmark. As of April 30, 2005, the Company had a direct sales force of 42 representatives, supported by 110 employees in application engineering, marketing and sales administration.

Customers

The Company has significant breadth in its installed base with over 1,000 customers in the communications, semiconductor, automotive/industrial, computer, consumer electronics and defense/aerospace industries. No single customer in the Company’s installed base accounted for more than 10% of total revenue within any of the past three fiscal years, and the loss of any one customer or small group of customers would not have a material adverse effect on the Company.

Customer Service and Support

Ansoft offers customers annual maintenance contracts that may generally be purchased for 15% of the list price of the respective software product. Customer support services include on-line and telephone support for design engineers and on-site and in-house training on all products. Customers with maintenance agreements receive product enhancement releases, typically identified by a subsequent whole number version of the same product name (e.g., HFSS™ V9). Product upgrades that add significant new functionality are typically separately identified as an add-on module and have a stand-alone list price (e.g., Optimetrics) and are not covered by the annual maintenance agreement.

We offer a variety of training programs for customers ranging from introductory level courses to advanced training for an additional fee.

Competition

The electronic design automation software market in which Ansoft competes is intensely competitive and subject to rapid change. Within our high performance electronics software products, Ansoft competes directly with certain software offerings from Agilent Corporation, in-house analysis tools or test and measurement methodologies and certain smaller privately-held companies. Our electromechanical software products face competition from certain product offerings from Synopsys, Mentor Graphics, Ansys, and certain smaller privately-held companies. In addition, the EDA industry has become increasingly concentrated in recent years as a result of acquisitions, and further concentration within the EDA industry could result in increased competition for Ansoft. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could seriously harm Ansoft’s business, operating results or financial condition. Ansoft may be unable to compete successfully against current and future competitors, and competitive pressures faced by Ansoft could seriously harm Ansoft’s business, operating results and financial condition.

We believe that the principal competitive factors in our market include:

-	High performance (problem complexity) and accuracy;

-	Short run time;

-	Ease of use;

-	Depth and breadth of product features;

-	High quality user support;

-	Interoperability; and

-	Price.

Proprietary Rights

Ansoft is heavily dependent on its proprietary software technology. The Company relies on a combination of non-competition and confidentiality agreements with its employees, license agreements, copyrights, trademarks and trade secret laws to establish and protect proprietary rights to its technology. Ansoft does not hold any patents. All Ansoft software is shipped with a security lock which limits software access to authorized users. In addition, the Company does not license or release its source code. Effective copyright and trade secret protection of the Company’s proprietary technology may be unavailable or limited in certain foreign countries.

Seasonal Effects

Traditionally, sales in the first quarter will decrease from the fourth quarter of the prior fiscal year. Traditionally, revenues will sequentially increase over the next three quarters of the fiscal year. The fourth quarter is typically the highest revenue quarter for the fiscal year.

Employees

As of April 30, 2005, Ansoft had a total of 287 employees, including 109 in research and development, 152 in sales, marketing, and customer support services and 26 in administration. None of the Company’s employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. Many of the company’s employees are highly skilled, and there is no assurance that the Company will be able to attract and retain sufficient technical personnel in the future.

Other Information

Ansoft maintains investor relations pages on its internet website at http://www.ansoft.com. On these pages, Ansoft makes available its annual, quarterly and other current reports filed or furnished with the SEC as soon as practicable. These reports may be reviewed or downloaded free of charge. Alternatively, if you would like a paper copy of any such SEC report (without exhibits) or document, write to John Arnold, Ansoft Corporation, 225 West Station Square Drive, Suite 200, Pittsburgh, PA 15219, and a copy of such requested document will be provided to you, free of charge.

Risk Factors

Our Future Operating Results Are Uncertain.

Ansoft has incurred net losses in two of the past five fiscal years. There can be no assurance that Ansoft’s revenue and net income will grow or be sustained in future periods or that Ansoft will be profitable in any future period. Future operating results will depend on many factors, including the degree and the rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft’s products, the level of product and price competition, the ability of Ansoft to develop and market new products and to control costs, the ability of Ansoft to expand its direct sales force and the ability of Ansoft to attract and retain key personnel.

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

Businesses Or Assets We Acquire May Not Perform As Projected.

We have acquired a number of technologies, assets and companies in recent years, including the Agilent Technologies’ HFSS™ product line within the past five years. As part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies in the future. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. The foregoing factors could seriously harm our business, financial condition and results of operations.

We May Lose Competitive Advantages If Our Proprietary Rights Are Inadequately Protected.

Ansoft’s success depends, in part, upon its proprietary technology. We rely on a combination of trade secrets, copyrights, trademarks and contractual commitments to protect our proprietary rights in our software products. We generally enter into confidentiality or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, a third party may still copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. It is possible that we may fail to adequately protect our proprietary rights. This would seriously harm Ansoft’s business, operating results and financial condition.

We May Be Unable To Attract And Retain The Key Management And Technical Personnel That We Need To Succeed.

Ansoft’s future operating results depend in large part upon the continued services of its key technical and management personnel. Ansoft does not have employment contracts with any executive officer. Ansoft’s future success will also depend in large part on its ability to continue to attract and retain highly skilled technical, marketing and management personnel. The competition for such personnel, as well as for qualified EDA engineers, is intense. If Ansoft is unable to attract, hire and retain qualified personnel in the future, the development of new products and the management of Ansoft’s increasingly complex business would be impaired. This could seriously harm Ansoft’s business, operating results and financial condition.

We Depend On International Sales for a Significant Percentage Of Our Revenue.

International revenue, principally from Asian customers, accounted for approximately 57% of our total revenue in the years ended April 30, 2005 and 2004. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

We Need To Successfully Manage Our Expanding Operations.

Revenues have grown from $8.7 million in fiscal 1996 to $67.7 million in fiscal year 2005, and the number of employees has grown from 69 in April 1996 to 287 as of April 30, 2005. Ansoft’s ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft’s business, financial condition and results of operations.

We Depend On The Growth Of The Communications, Semiconductor And Electronics Industries.

Ansoft is dependent upon the communications and semiconductor industry and, more generally, the electronics industry. These industries are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries have from time to time experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. Any significant downturn could be especially severe on Ansoft. During such downturns, the number of new integrated circuit design projects often decreases. Because acquisitions of new licenses from Ansoft are largely dependent upon the commencement of new design projects, any slowdown in these industries could seriously harm Ansoft’s business, financial condition and results of operations.

We Are Controlled By Our Principal Stockholders And Management Which May Limit Your Ability To Influence Stockholder Matters.

Our executive officers, directors who are also principal stockholders own approximately 28% of the outstanding shares of Ansoft common stock. As a result, they have the ability to effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders.

Anti-Takeover Provisions in Ansoft’s Certificate Of Incorporation, Bylaws, And Under Delaware Law Could Prevent An Acquisition.

We have adopted a number of provisions that could have anti-takeover effects. The Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock without any further vote or action by Ansoft’s stockholders. This and other provisions of Ansoft’s Certificate of Incorporation, Bylaws and Delaware Law may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management, including transactions in which the stockholders of Ansoft might otherwise receive a premium for their shares over then current market prices.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we become involved in various lawsuits, claims and proceedings related to the conduct of our business. Based on information currently available and advice of counsel, Ansoft believes that the eventual outcome of all claims against the Company will not, individually or in the aggregate, have a material adverse effect on Ansoft’s business, consolidated operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the periods indicated, the range of high and low last reported sale prices for the common stock as reported on the NASDAQ National Market.

	High	Low
Fiscal year ended April 30, 2006
1st Quarter (through June 2, 2005)	$25.58	$22.00

Fiscal year ended April 30, 2005
1st Quarter	$15.28	$12.25
2nd Quarter	16.32	12.47
3rd Quarter	20.46	16.36
4th Quarter	28.45	21.19

Fiscal year ended April 30, 2004
1st Quarter	$11.20	$8.05
2nd Quarter	12.43	9.52
3rd Quarter	14.90	10.91
4th Quarter	15.76	12.85

The Company has never paid any cash dividends on its common stock. We currently intend to retain the earnings from operations for use in the business and do not anticipate paying cash dividends with respect to our common stock in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of the then current conditions, including but not limited to the Company’s earnings and financial condition.

On June 2, 2005, the Company had 237 shareholders of record, of which certain of the record holders were registered clearing agencies holding common stock on behalf of participants of such clearing agencies.

The following table sets forth, for the period indicated, Equity Compensation Plan Information for the Company.

Equity Compensation Plan Information
As of April 30, 2005

Number of
securities to be
	issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan Category	and rights	and rights	compensation plans

Equity compensation plans approved by security holders	2,450,420	$8.06	159,100

Total	2,450,420	$8.06	159,100

In the fourth quarter of fiscal year ended April 30, 2005, we purchased 50,750 shares of Treasury Stock at an average price of $24.20. For the fiscal year ended April 30, 2005, we purchased 783,966 shares of Treasury Stock at an average price of $16.16. The following table sets forth the Treasury Stock purchased by month for the quarter ended April 30, 2005.

			Total number of	Maximum
			shares	number of
			repurchased as	shares that may
	Total		part of publicly	yet be
	number of	Average	announced	repurchased
	shares	price paid	plans or	under the plans
Period	repurchased	per share	programs	or programs (1)
Feb. 1, 2005 – Feb. 28, 2005	30,000	$23.05	2,241,987	758,013
March 1, 2005 – March 31, 2005	12,500	$26.28	2,254,487	745,513
April 1, 2005 – April 30, 2005	8,250	$25.24	2,262,737	737,263

Total	50,750	$24.20

(1) All repurchases were made pursuant to a share repurchase program publicly announced in 1998 and amended in 2002. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. Under the plan the Company is authorized to repurchase 3,000,000 shares.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected condensed consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto appearing elsewhere herein.

	Fiscal Year Ended April 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Revenue:
License	$39,322	$32,301	$27,540	$36,683	$29,951
Service and other	28,348	22,352	19,779	16,752	13,607

Total revenue	67,670	54,653	47,319	53,435	43,558

Cost of revenue:
License	505	702	683	938	843
Service and other	1,349	1,155	970	871	701

Total cost of revenue	1,854	1,857	1,653	1,809	1,544

Gross profit	65,816	52,796	45,666	51,626	42,014

Operating expenses:
Sales and marketing	31,108	26,930	24,611	24,966	22,025
Research and development	16,901	15,690	18,588	17,705	12,711
General and administrative	4,861	4,488	4,284	4,555	3,667
Amortization	1,552	3,182	3,428	4,129	1,940

Total operating expenses	54,422	50,290	50,911	51,355	40,343

Income (loss) from operations	11,394	2,506	(5,245)	271	1,671
Other income (expense), net (1)	2,206	904	1,152	1,347	(1,608)

Income (loss) before income taxes	13,600	3,410	(4,093)	1,618	63
Income tax expense (benefit)	4,159	854	(970)	404	908

Net income (loss)	$9,441	$2,556	$(3,123)	$1,214	$(845)

Basic net income (loss) per share	$0.81	$0.22	$(0.26)	$0.10	$(0.07)

Diluted net income (loss) per share	$0.73	$0.19	$(0.26)	$0.09	$(0.07)

Weighted average shares outstanding – basic	11,621	11,672	11,809	11,844	11,690
Weighted average shares outstanding – diluted	12,946	13,248	11,809	13,649	11,690

1-	Includes net realized gain (loss) on the sale of marketable securities of $732, ($7), $113, $0 and ($507) and other than temporary declines on marketable securities of $27, $0, $78, $117 and $3,076 for the fiscal years ending April 30, 2005, 2004, 2003, 2002 and 2001, respectively.

	April 30,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$11,910	$15,218	$7,173	$5,269	$9,412
Working capital	7,578	10,707	8,965	7,497	11,653
Total assets	73,421	67,636	63,154	68,224	57,973
Long term liabilities	1,039	10,242	10,000	10,520	9,060
Total stockholders’ equity	49,285	41,686	39,826	43,647	41,595

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-K, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include (1) the degree and rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft’s products, (2) the level of product and price competition, (3) the ability of Ansoft to develop and market new products and to control costs, (4) the ability to expand its direct sales force, and (5) the ability to attract and retain key personnel. Anosft does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Overview

Ansoft is a developer of electronic design automation (“EDA”) software used in designing high performance technology products and industries. Ansoft’s software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, eliminate physical prototypes, and reduce time-to-market.

Our overall sales increased this past year. We had an increase in revenues of 23.8% for the fiscal year ended April 30, 2005 as compared to the prior year. The increase in revenues is primarily attributed to a continued improving global economy. Our business grew in each of our three major regions and across both product lines.

Net income for the fourth quarter was $4.7 million compared to $2.8 million net income during the third fiscal quarter of 2005.

Ansoft’s products are classified into two categories, high performance electronics and electromechanical (EM). The following table presents product sales by market application as a percentage of total sales:

	2005	2004	2003
High Performance Electronics	81%	79%	82%
Electromechanical	19%	21%	18%

Critical Accounting Policies

Ansoft’s critical accounting policies are as follows:

•	Revenue Recognition

•	Valuation of Accounts Receivable

•	Impairment of Long-Lived Assets

•	Impairment of Marketable Securities Available for Sale

•	Deferred Tax Asset Valuation Allowance

Revenue Recognition

Revenue consists of fees for licenses of software products and service and other revenue. Ansoft recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” and related interpretations. Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, and collectability is probable.

License revenue — Ansoft licenses its software generally on a perpetual basis with no right to return or exchange the licensed software. License revenue is recognized based on the residual method.

Postcontract customer support (“PCS”) for an initial three month period is bundled with the perpetual license fee. Revenue related to the three-month PCS is deferred and recognized ratably over the three-month term. Ansoft’s vendor-specific objective evidence of fair value, or VSOE, for the three-month PCS is based upon the pricing for comparable transactions when the element is sold separately. Ansoft’s VSOE for the three-month PCS is based upon one fourth of the customer’s annual maintenance contract renewal rates.

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

Valuation of Accounts Receivable

Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft’s history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of April 30, 2005 and 2004 was $425,000 and $903,000 respectively. The decrease in allowance in fiscal 2005 was primarily due to write-offs of $281,000 and a reduction of the reserve of $197,000 for collections on customer accounts previously reserved for. We had no significant changes in our collection policies or payment terms during the fiscal year ended April 30, 2005.

Impairment of Long-Lived Assets

The Company reviews assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment is made based on estimates of future gross undiscounted cash flows. If such assets are considered to be impaired the amount of the impairment is based on the excess of the carrying value over the fair value of the assets.

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

Deferred Tax Asset Valuation Allowance

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards. To the extent that it is more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance is established. The company considers projected future taxable income and tax planning strategies in making this assessment.

The judgments used in applying the above policies are based on management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See also the “Risk Factors” under “Item 1 Business”.

Results of Operations

	Fiscal Year Ended			Fiscal Year Ended
	April 30			April 30
			Percent			Percent
(In thousands)	2005	2004	Change	2004	2003	Change
Revenue	$67,670	$54,653	23.8%	$54,653	$47,319	15.5%
Cost of Revenue	1,854	1,857	(0.2%)	1,857	1,653	12.3%

Gross Profit	65,816	52,796	24.7%	52,796	45,666	15.6%

Sales and Marketing	31,108	26,930	15.5%	26,930	24,611	9.4%
Research and Development	16,901	15,690	7.7%	15,690	18,588	(15.6%)
General and Administrative	4,861	4,488	8.3%	4,488	4,284	4.8%
Amortization	1,552	3,182	(51.2%)	3,182	3,428	(7.2%)

Total Operating Expenses	54,422	50,290	8.2%	50,290	50,911	(1.2%)

Income (loss) from operations	11,394	2,506	354.7%	2,506	(5,245)	—
Net realized gain (loss) on sale of securities	732	(7)	—	(7)	113	—
Other income and interest expense, net	1,474	911	61.8%	911	1,039	(12.3%)

Income (loss) before income taxes	13,600	3,410	298.8%	3,410	(4,093)	—
Income tax expense (benefit)	4,159	854	387.0%	854	(970)	—

Net income (loss)	$9,441	$2,556	269.4%	$2,556	$(3,123)	—

Year Ended April 30, 2005 compared with Year Ended April 30, 2004

Revenue. Total revenue for the fiscal year ended April 30, 2005 increased 23.8% to $67.7 million. License revenue for the fiscal year ended April 30, 2005 increased 21.7% to $39.3 million from $32.3 million. The increase is attributed to an improving economy, particularly an improvement in the technology sectors resulting in an increased demand for our software products worldwide. Growth occurred in both our high performance electronics and EM product lines during the year. Service and other revenue for the fiscal year ended April 30, 2005 increased 26.8% to $28.3 million due to the continued growth of the installed base of customers under annual maintenance agreements. Deferred revenue as of April 30, 2005 increased $6.6 million.

International revenue accounted for 57% of the Company’s total revenue in both of the years ended April 30, 2005 and 2004. Revenue in Asia accounted for 39% and 40% and revenue in Europe accounted for 18% and 17% in the years ended April 30, 2005 and 2004, respectively. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.

Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the fiscal year, using current year exchange rates for the prior year revenues, the international revenue as a percentage of total revenue would be 56% of total revenue for the fiscal year ended April 30, 2005.

Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers. Cost of revenue for the fiscal years ended April 30, 2005 and 2004 was $1.9 million.

Sales and marketing expenses. Sales and marketing expenses consist of salaries; commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses increased 15.5% to $31.1 million in the year ended April 30, 2005, as compared to $26.9 million in the previous fiscal year. The increase is primarily due to the increased sales volume. Sales and marketing expenses represented 46% and 49% of total revenue for the fiscal years ended April 30, 2005 and 2004, respectively.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses increased 7.7% to $16.9 million in the year ended April 30, 2005, as compared to $15.7 million in the previous fiscal year. Total research and development expenses increased primarily due to the addition of personnel to meet software development requirements. Research and development expenses represented 25% and 29% of total revenue in the years ended April 30, 2005 and 2004, respectively.

General and administrative expenses. General and administrative expenses increased 8.3% to $4.9 million in the year ended April 30, 2005, as compared to $4.5 million in the previous fiscal year. The increase is due primarily to costs associated with complying with Section 404 of the Sarbanes-Oxley Act. General and administrative expenses represented 7% and 8% of total revenue in the years ended April 30, 2005 and 2004, respectively.

Amortization expense. Amortization expense in the fiscal year ended April 30, 2005 was $1.6 million, as compared to $3.2 million in the previous fiscal year. The decrease is due to various intangible assets being fully amortized in the prior fiscal year.

Net realized gain (loss) on sale of securities. Net realized gain for the fiscal year ended April 30, 2005 was $0.7 million compared to a net realized loss of ($7,000) for the previous fiscal year.

Other income and interest expense, net. Other income for the fiscal year ended April 30, 2005 was $1.5 million, an increase from the $0.9 million reported in the previous fiscal year. The increase is primarily due to income from marketable securities and foreign currency transaction gains.

Income tax expense (benefit). In the fiscal year ended April 30, 2005, the Company recorded tax expense of $4.2 million compared to $0.9 million for the previous fiscal year. The effective tax rate of 30.6% has been impacted favorably by approximately 8% as a result of the research and experimentation credit that is available to the Company.

Year Ended April 30, 2004 compared with Year Ended April 30, 2003

Revenue. Total revenue for the year ended April 30, 2004 increased 15% to $54.7 million from $47.3 million in the previous fiscal year. License revenue increased 17% to $32.3 million from $27.5 million. The increase is primarily attributable to increased demand from customers for our high performance electronics and EM products. The increase in revenues can also be attributed to an improving economy, particularly an improvement in the technology sectors resulting in an increased demand for our software products. Service and other revenue increased by 13% to $22.4 million from $19.8 million due to the continued growth of the installed base of customers. Deferred revenue as of April 30, 2004 increased $1.1 million.

International revenue accounted for 57% and 56% of the Company’s total product revenue in the years ended April 30, 2004 and 2003, respectively. Revenue in Asia accounted for 40% and 41% and revenue in Europe accounted for 17% and 15% in the years ended April 30, 2004 and 2003.

Cost of revenue. of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers and amortization of acquired technology. Our cost of license revenue increased 3% to $702,000 from $683,000 in the previous fiscal year. This increase was attributable to the increase in the number of new license orders from the previous fiscal year. Our cost of service and other revenue increased 19% to $1.2 million from $970,000 in the previous fiscal year primarily due to the continued growth in our existing installed customer base.

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

Net realized gain (loss) on sale of securities. Net realized loss for the fiscal year ended April 30, 2004 was ($7,000) compared to a net realized gain of $0.1 million for the previous fiscal year.

Other income and interest expense, net. Other income and interest expense for the year ended April 30, 2004 was $0.9 million, compared to $1 million reported for the previous fiscal year. The decrease is due primarily to lower interest rates and investment returns in the current period.

Income tax expense (benefit). In the year ended April 30, 2004, the Company recorded a tax expense of $854,000. The effective tax rate of 25% has been favorably impacted by approximately 14% as a result of the research and experimentation credit that is available to the Company.

Quarterly Results of Operations

The following table presents unaudited quarterly results for each quarter of fiscal 2005 and fiscal 2004. The information has been prepared on a basis consistent with the Company’s annual consolidated financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for such periods. The Company’s quarterly results have been in the past, and may be in the future, subject to fluctuations due to increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company’s products and the size and timing of significant license transactions. The Company believes that results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. Traditionally, sales in the first quarter will decrease from the fourth quarter of the prior fiscal year. Traditionally, revenues will sequentially increase over the next three quarters of the fiscal year. The fourth quarter is typically the highest revenue quarter for the fiscal year.

		Fiscal 2005				Fiscal 2004
	April 30,	Jan. 31,	Oct. 31,	July 31,	April 30,	Jan. 31,	Oct. 31,	July 31,
	2005	2005	2004	2004	2004	2004	2003	2003
	(in thousands, except per share data)
Total revenue	$21,666	$17,380	$15,946	$12,678	$17,761	$13,982	$12,258	$10,651
Income (loss) from operations	$6,320	$3,642	$2,103	$(671)	$3,585	$1,008	$(237)	$(1,850)
Net income (loss)	$4,736	$2,784	$1,889	$30	$2,830	$941	$(22)	$(1,192)
Basic net income (loss) per share	$0.40	$0.24	$0.16	$0.00	$0.24	$0.08	$(0.00)	$(0.10)
Diluted net income (loss) per share	$0.36	$0.21	$0.14	$0.00	$0.21	$0.07	$(0.00)	$(0.10)
Weighted average number of shares outstanding
– basic	11,866	11,490	11,567	11,664	11,738	11,640	11,637	11,672
– diluted	13,064	13,390	13,238	13,314	13,504	13,306	11,637	11,672

Liquidity and Capital Resources

As of April 30, 2005, Ansoft had $11.9 million in cash and cash equivalents, $28.5 million of marketable securities and working capital of $7.6 million. Net cash provided by operating activities in the fiscal year ended April 30, 2005 and 2004 was $16.5 million and $13.8 million, respectively.

Net cash used in investing activities in the fiscal year ended April 30, 2005 and 2004 was $4.8 million and $3.9 million, respectively. Capital expenditures were $0.8 million and $1.3 million in the fiscal year ended April 30, 2005 and 2004, respectively. Proceeds from the sale of marketable securities were $17.5 million and $12.7 million in the fiscal year ended April 30, 2005 and 2004, respectively. Purchases of marketable securities were $21.5 million and

$15.3 million in the fiscal year ended April 30, 2005 and 2004, respectively. The increase in purchases of marketable securities was due to increased cash resulting from cash flows from operations.

Net cash used in financing activities was $15.4 million and $2.1 million in the fiscal year ended April 30, 2005 and 2004, respectively. Proceeds from the issuance of common stock were $7.2 million and $3.0 million in the fiscal year ended April 30, 2005 and 2004, respectively. Funds used for the repurchase of common stock were $12.7 million and $5.1 million in the fiscal year ended April 30, 2005 and 2004, respectively. The Company continues to purchase common stock under its share repurchase plan.

Ansoft had available a $30.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus 50 basis points or the Bank’s prime lending rate, at the Company’s option. The line of credit was established in October 2004. As of April 30, 2005, the outstanding balance was $0. Ansoft believes that the net cash provided by operating activities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations and existing cash and marketable securities are insufficient to satisfy the Company’s liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.

A summary of Ansoft’s significant contractual obligations and commitments as of April 30, 2005 is as follows (in thousands):

Contractual
Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$3,785	$1,756	$1,603	$426	$—

Stock Repurchase Program. The Company has consistently repurchased its common stock in public market transactions over the past several years. During the fiscal year ended April 30, 2005, the Company purchased a total of 783,996 shares of common stock at an average price of $16.16. The Company utilized $12.7 million in cash to affect these common stock purchases. The Company may choose to continue purchases of its common stock in the future.

In October 2004, the Company’s Board of Directors increased the authorized share repurchase amount by 1.0 million shares to 3.0 million.

The Company currently has two stock option plans (1988 Plan and 1995 Plan). Under the terms of both plans, options to purchase common stock are granted at no less than the stock’s estimated fair market value at the date of the grant and may be exercised during the specified future periods as determined by the Board of Directors. Both plans provide that the options shall expire no more than ten years after the date of the grant. During the fiscal year 2005, 111,750 shares were granted at an average exercise price of $14.13. At April 30, 2005 options to purchase 1,532,940 shares of common stock were exercisable at an average exercise price of $7.38.

Foreign Currency Fluctuations. Foreign currency exchange rates positively affected revenue by approximately $2.2 million, $1.8 million and $1.4 million in fiscal 2005, 2004 and 2003, respectively, primarily due to the strengthening of the Japanese yen and euro in relation to the U.S. dollar.

Effects of Inflation

To date, inflation has not had a material impact on the Company’s consolidated financial results.

Seasonal Effects

Traditionally, sales in the first quarter will decrease from the fourth quarter of the prior fiscal year. Traditionally, revenues will sequentially increase over the next three quarters of the fiscal year. The fourth quarter is typically the highest revenue quarter for the fiscal year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company mitigates its risk by diversifying its investments among securities and limits the amount of credit exposure to any one issuer. The Company does not hedge any interest rate exposures. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Mutual bond funds are subject to variable interest rates. As of April 30, 2005 and 2004, the Company had mutual bond funds with a carrying value of $11.9 million and $17.4 million, respectively. The carrying value approximates fair value at April 30, 2005. The average rates of return for the mutual bond funds at April 30, 2005 and 2004 were 5.63% and 4.91%, respectively.

As of April 30, 2004, the Company had variable rate debt of $10 million outstanding with an average interest rate of 1.90%.

Foreign Currency Risk. The majority of our foreign currency transactions are denominated in the yen or the euro, which are the functional currencies of Japan and Europe, respectively. As a result of transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and do not currently believe that foreign currency exchange risk is significant to our operations due to the short term nature of assets and liabilities denominated in foreign currencies.

The average foreign exchange rates used to translate the 2005, 2004 and 2003 statements of operations were as follows:

	Fiscal year ended	Fiscal year ended	Fiscal year ended
Foreign Currency	April 30, 2005	April 30, 2004	April 30, 2003
Yen	107.75	113.50	122
Euro	1.24	1.15	.99

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ansoft Corporation:

We have audited the accompanying consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended April 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ansoft Corporation and subsidiaries as of April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ansoft Corporation’s internal control over financial reporting as of April 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 26, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP

Pittsburgh, Pennsylvania
May 26, 2005

ANSOFT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 30,	April 30,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$11,910	$15,218
Accounts receivable, net of allowance for doubtful accounts of $425 and $903, respectively	17,388	10,179
Deferred income taxes	229	343
Prepaid expenses and other assets	1,148	675

Total current assets	30,675	26,415

Equipment and furniture, net	2,811	3,598
Marketable securities	28,496	25,502
Other assets	146	383
Deferred income taxes	6,177	5,158
Goodwill	1,239	1,239
Other intangible assets, net	3,877	5,341

Total assets	$73,421	$67,636

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$231	$407
Accrued payroll	2,290	567
Accrued income taxes	415	475
Other accrued expenses	2,661	2,566
Current portion of deferred revenue	17,500	11,693

Total current liabilities	23,097	15,708

Long-term liabilities
Long-term portion of deferred revenue	1,039	242
Line of credit	—	10,000

Total long-term liabilities	1,039	10,242

Total liabilities	24,136	25,950

Stockholders’ equity
Preferred stock, par value $0.01 per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, par value $0.01 per share; 25,000 shares authorized; issued 13,901 and 12,778 shares, respectively and outstanding 12,083 and 11,744, respectively	140	129
Additional paid-in capital	70,410	58,562
Treasury stock, 1,818 and 1,034 shares, respectively	(21,762)	(9,090)
Accumulated other comprehensive income (loss)	(338)	691
Retained earnings (deficit)	835	(8,606)

Total stockholders’ equity	49,285	41,686

Total liabilities and stockholders’ equity	$73,421	$67,636

See accompanying notes to consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

Fiscal Year Ended April 30,	2005	2004	2003
Revenue:
License	$39,322	$32,301	$27,540
Service and other	28,348	22,352	19,779

Total revenue	67,670	54,653	47,319

Cost of revenue:
License revenue	505	702	683
Service and other	1,349	1,155	970

Total cost of revenue	1,854	1,857	1,653

Gross profit	65,816	52,796	45,666
Operating Expenses:
Sales and marketing	31,108	26,930	24,611
Research and development	16,901	15,690	18,588
General and administrative	4,861	4,488	4,284
Amortization	1,552	3,182	3,428

Total operating expenses	54,422	50,290	50,911

Income (loss) from operations	11,394	2,506	(5,245)
Net realized gain (loss) on sale of securities	732	(7)	113
Other income	1,574	1,145	1,315
Interest expense	(100)	(234)	(276)

Income (loss) before income taxes	13,600	3,410	(4,093)
Income taxes expense (benefit)	4,159	854	(970)

Net income (loss)	$9,441	$2,556	$(3,123)

Basic net income (loss) per share	$0.81	$0.22	$(0.26)

Diluted net income (loss) per share	$0.73	$0.19	$(0.26)

Weighted average shares outstanding – basic	11,621	11,672	11,809
Weighted average shares outstanding – diluted	12,946	13,248	11,809

See accompanying notes to consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

							Accumulated
				Additional			Other
	Comprehensive	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
	income (loss)	Shares	Amount	Capital	Shares	Amount	income (loss)	Deficit
Balance, April 30, 2002		12,196	$122	$54,939	(263)	$(1,671)	$(1,704)	$(8,039)
Purchase of treasury stock		—	—	—	(364)	(2,283)	—	—
Issuance of common stock		100	1	493	—	—	—	—
Tax effect of stock option exercises		—	—	90	—	—	—	—
Net income	$(3,123)	—	—	—	—	—	—	(3,123)
Foreign currency translation	394	—	—	—	—	—	394	—
Reclassification adjustment	78	—	—	—	—	—	78	—
Change in unrealized loss on marketable securities	529	—	—	—	—	—	529	—

Comprehensive loss	$(2,122)	—	—	—	—	—	—	—

Balance, April 30, 2003		12,296	$123	$55,522	(627)	$(3,954)	$(703)	$(11,162)
Purchase of treasury stock		—	—	—	(407)	(5,136)	—	—
Issuance of common stock		482	6	2,363	—	—	—	—
Tax effect of stock option exercises		—	—	677	—	—	—	—
Net income	$2,556	—	—	—	—	—	—	2,556
Foreign currency translation	267	—	—	—	—	—	267	—
Reclassification adjustment	7	—	—	—	—	—	7	—
Change in unrealized loss on marketable securities	1,120	—	—	—	—	—	1,120	—

Comprehensive income	$3,950	—	—	—	—	—	—	—

Balance, April 30, 2004		12,778	$129	$58,562	(1,034)	$(9,090)	$691	$(8,606)
Purchase of treasury stock		—	—	—	(784)	(12,672)	—	—
Issuance of common stock		1,123	11	7,232	—	—	—	—
Tax effect of stock option exercises		—	—	4,616	—	—	—	—
Net income	$9,441	—	—	—	—	—	—	9,441
Foreign currency translation	359	—	—	—	—	—	359	—
Reclassification adjustment	(705)	—	—	—	—	—	(705)	—
Change in unrealized gain on marketable securities	(683)	—	—	—	—	—	(683)	—

Comprehensive income	$8,412	—	—	—	—	—	—	—

Balance, April 30, 2005		13,901	$140	$70,410	(1,818)	$(21,762)	$(338)	$835

See accompanying notes to consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended April 30,
	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$9,441	$2,556	$(3,123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,608	1,536	1,838
Amortization	1,879	3,322	3,724
Deferred taxes	(905)	(282)	(408)
Impairment charge to equipment	—	—	407
Non-cash charge on marketable securities	27	—	78
(Gain) loss on sale of marketable securities	(732)	7	(113)
Changes in assets and liabilities, net of effect from acquisitions
Accounts receivable	(6,862)	3,789	1,076
Prepaid expenses and other assets	(490)	167	163
Other long-term assets and liabilities, net	196	53	(589)
Accounts payable and accrued expenses	6,108	1,566	(843)
Deferred revenue	6,224	1,056	1,964

Net cash provided by operating activities	16,494	13,770	4,174

Cash flows from investing activities
Purchases of equipment and furniture	(797)	(1,305)	(755)
Proceeds from the sale of equipment	—	—	395
Proceeds from the sale of marketable securities	17,531	12,723	6,983
Purchase of marketable securities	(21,537)	(15,320)	(5,648)

Net cash (used in) provided by investing activities	(4,803)	(3,902)	975

Repayment of line of credit	(10,000)	—	—
Payment of note payable	—	—	(1,850)
Purchase of treasury stock	(12,672)	(5,136)	(2,283)
Proceeds from the issuance of common stock, net	7,243	3,046	494

Net cash used in financing activities	(15,429)	(2,090)	(3,639)
Effect of exchange rate changes	430	267	394
Cash and cash equivalents at beginning of year	15,218	7,173	5,269

Cash and cash equivalents at end of year	$11,910	$15,218	$7,173

Supplemental disclosures of cash flow information
Cash paid for income taxes	$856	$234	$276

Cash paid for interest	$106	$99	$846

See accompanying notes to consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Ansoft Corporation (“Ansoft” or the “Company”) is a developer of electronic design automation (“EDA”) software used in high performance technology products and industries. Ansoft’s software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. In July 2000, Ansoft announced its formation of Altra Broadband to pursue the development of critical intellectual property and products for broadband wireless and optical communications. In spite of certain technical successes, profitable deployment of intellectual property developed by Altra Broadband’s Irvine Technology Center in this telecom environment was deemed unlikely in the near term. As such, the Company closed the Irvine Technology Center during the quarter ended October 31, 2002, resulting in a restructuring charge of $532 that is included in “Research and development expense.”

The restructuring was completed in the quarter ended October 31, 2002. The total $532 restructuring charge was comprised of a $407 charge for the impairment of fixed assets and a charge of $125 for the remaining lease obligations for which a liability was recorded as of October 31, 2002. The impairment charge was based on third-party offers to purchase the remaining assets.

Use of Estimates

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based on management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

Marketable securities consist of corporate bonds, bond and government agency mutual funds, and mortgage backed securities that are classified as available for sale as of April 30, 2005 and 2004. Marketable securities available for sale are recorded at fair market value based on quoted market prices and any unrealized gains or losses are recorded as a separate component of stockholders’ equity. Costs of investments sold/held are determined on the average cost method and are classified as non-current. An impairment charge is recorded if a decline in the market value of any available for sale security below cost is deemed to be other than temporary. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, which include customer lists, a non-compete agreement, and purchased technology, are stated at cost less accumulated depreciation and are reviewed periodically (at least annually) for impairment. The non-compete agreement is related to Agilent’s HFSS™ software purchased on May 3, 2001. Purchased technology represents acquired software which has been fully developed, achieved technological feasibility, reached commercial viability, and is generating revenue. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which was adopted on May 1, 2002 (the beginning of Ansoft’s fiscal year 2003), goodwill and purchased intangibles with indefinite useful lives are no longer amortized but are reviewed periodically (at least annually) for impairment. Accordingly, Ansoft has ceased to amortize approximately $1.2 million of goodwill, net of amortization, including workforce intangibles that were subsumed into goodwill upon adoption of SFAS No. 142. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are three to seven years), and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets.”

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

Impairment of Long-Lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on May 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

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

Revenue Recognition

Revenue consists of fees for licenses of software products and service and other revenue. Ansoft recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” and related interpretations. Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, and collectibility is probable.

License revenue — Ansoft licenses its software generally on a perpetual basis with no right to return or exchange the licensed software. License revenue is recognized based on the residual method.

Postcontract customer support (“PCS”) for an initial three month period is bundled with the perpetual license fee. Revenue related to the three-month PCS is deferred and recognized ratably over the three-month term. Ansoft’s vendor-specific objective evidence of fair value, or VSOE, for the three-month PCS is based upon the pricing for comparable transactions when the element is sold separately. Ansoft’s VSOE for the three-month PCS is based upon one fourth of the customer’s annual maintenance contract renewal rates.

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

Deferred revenue

Ansoft’s deferred revenue consists of unearned revenue on annual maintenance contracts and the deferred component of PCS.

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. Completion of a working model of the Company’s products and general release have generally coincided. As a result, the Company has not capitalized any software development costs for any periods presented since the amounts have not been material.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. Since there was a net loss for the fiscal year ended April 30, 2003, stock options totaling 551 shares were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. All unexercised stock options for the fiscal year ended April 30, 2005 are included in the computation of diluted earnings per share. Unexercised stock options of 206 shares for the year ended April 30, 2004 are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented:

	Income (loss)	Shares	Per share amount
Fiscal year ended April 30, 2005
Basic net income per share	$9,441	11,621	$0.81
Effect of dilutive securities:
Stock options	—	1,325	(0.08)

Diluted net income per share	$9,441	12,946	$0.73

Fiscal year ended April 30, 2004
Basic net income per share	$2,556	11,672	$0.22
Effect of dilutive securities:
Stock options	—	1,576	(0.03)

Diluted net income per share	$2,556	13,248	$0.19

Fiscal year ended April 30, 2003
Basic net loss per share	$(3,123)	11,809	$(0.26)
Effect of dilutive securities:
Stock options	—	—	—

Diluted net loss per share	$(3,123)	11,809	$(0.26)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123 “Accounting for Stock-Based Compensation.” This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board (“APB”) Opinion No. 25 intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with pro forma disclosures of net income and earnings per share. The pro forma effects of stock options on the Company’s net income (loss) for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential awards. Pursuant to APB Opinion No. 25 the Company did not recognize compensation expense in its statements of operations for the fiscal years ended April 30, 2005, 2004 and 2003.

Pro forma information regarding net income and earnings (loss) per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Stock Purchase Plan, collectively called “options”) granted subsequent to April 30, 1995 under the fair value method prescribed by SFAS No. 123. The fair value of options granted in fiscal years 2005, 2004 or 2003 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal year ended April 30,
	2005	2004	2003
Risk-free rate (%)	4.02	2.00	2.00
Volatility (%)	70.65	115.40	110.00
Expected life (in years)	6.00	6.00	7.50
Dividend yield (%)	0.00	0.00	0.00

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. However, based solely on this analysis, the weighted average estimated fair value of employee stock options granted during 2005, 2004 and 2003 was $9.29, $7.78 and $4.65 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Fiscal year ended April 30,
	2005	2004	2003
Net income (loss), as reported	$9,441	$2,556	$(3,123)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(2,289)	(2,469)	(2,956)
Pro forma net income (loss)	$7,152	$87	$(6,079)

Pro forma net income (loss) per basic common share	$0.62	$0.01	$(0.51)

Pro forma net income (loss) per diluted common share	$0.55	$0.01	$(0.51)

Because the Company anticipates making additional grants and options vest over several years, the effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses related to marketable securities that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income, net of tax of $0 in 2005, 2004 and 2003 in its consolidated statements of stockholder’s equity and comprehensive income.

The components of accumulated other comprehensive (loss) income are as follows net of tax:

	April 30,
	2005	2004
Foreign currency translation gain (loss)	$276	$(83)
Unrealized (loss) gain on available for sale securities	(614)	774

Accumulated other comprehensive (loss) income	$(338)	$691

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the respective local currency. Accordingly, assets and liabilities are translated to United States dollars at the exchange rates in effect as of the balance sheet date, and results of operations are translated using the average rates in effect for the period presented. Transaction gains and losses, which are included in other income in the accompanying consolidated statements of income, have not been significant.

Fair Value of Financial Instruments

The carrying value and fair value of the Company’s receivables, payables and debt obligations are estimated to be substantially the same at April 30, 2005 and 2004.

Reclassification

Certain amounts from prior years have been reclassified to conform with the current year’s presentation.

2. Recent Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123R “Share-Based Payment”. The Company will transition to the new requirements of the Statement by using the modified prospective transition method. This method requires compensation cost to be recognized on the date of adoption for any outstanding unvested share-based payments, based on the grant date fair value as calculated under SFAS No. 123. As originally issued, Statement No. 123R was to become effective for the Company in its fiscal 2006 second quarter. However, on April 14, 2005, the SEC announced that it would not require registrants to adopt Statement No. 123R until at least the beginning of the first fiscal year beginning after June 15, 2005 (for the Company, fiscal 2007). The Company is currently evaluating the transition provisions of this standard.

On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107), which expressed the SEC staff’s views on Statement No. 123R, but did not modify any of Statement No. 123R’s provisions. The Company is evaluating the views expressed by the SEC in SAB No. 107 in conjunction with its assessment of Statement No. 123R’s impact to the Company.

3. Equipment and Furniture

Equipment and furniture consist of the following:

	April 30,
	2005	2004
Computers and equipment	$7,168	$7,410
Furniture and fixtures	1,675	1,610
Leasehold improvements	929	873

	9,772	9,893
Less allowances for depreciation and amortization	6,961	6,295

	$2,811	$3,598

4. Other Intangible Assets

Other intangible assets consist of the following:

	April 30,
	2005	2004
Customer list	$18,488	$18,488
Non-compete	2,500	2,500
Purchased technology	2,230	2,230
Trademark	212	212

	23,430	23,430
Less allowances for amortization	19,553	18,089

	$3,877	$5,341

These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense is as follows: 2006 - $1,435; 2007 - $1,272; and 2008 - $1,170.

5. Marketable Securities

Marketable securities, classified as available for sale, are summarized as follows:

	Amortized	Unrealized	Unrealized	Market
	cost	Gain	(loss)	value
April 30, 2005
Mutual Bond Funds	$11,861	$99	$(425)	$11,535
Corporate Bonds	17,249	45	(333)	16,961

Total marketable securities	$29,110	$144	$(758)	$28,496

April 30, 2004
Mutual Bond Funds	$17,413	$1,183	$(290)	$18,306
Mortgage Backed Securities	4,251	—	(48)	4,203
Corporate Bonds	3,064	—	(71)	2,993

Total marketable securities	$24,728	$1,183	$(409)	$25,502

Other income consists of dividend and interest income and other than temporary declines in fair value of marketable securities. Dividend and interest income was $1,535 $1,145 and $1,315 in fiscal year 2005, 2004 and 2003, respectively. Other than temporary declines were $27, $0 and $78 in fiscal year 2005, 2004 and 2003, respectively.

Gross realized gains on the sale of marketable securities were $828, $0 and $113 in fiscal year 2005, 2004 and 2003, respectively. Gross realized losses on the sale of marketable securities were $96, $7 and $0 in fiscal year 2005, 2004 and 2003, respectively.

The following table sets forth certain information relating to the estimated fair value and unrealized losses on marketable securities available-for-sale as of April 30, 2005. Unrealized losses have been segregated into those existing for less than twelve months and those existing for twelve months or longer.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Mutual Bond Funds	$6,657	$271	$2,789	$154	$9,446	$425
Corporate Bonds	$11,099	$274	$1,267	$59	$12,366	$333

Total	$17,756	$545	$4,056	$213	$21,812	$758

At April 30, 2005, the contractual maturities of the debt securities available for sale are:

	Amortized Cost	Fair Value
Due in one year or less
Due after one year through five years	$8,896	$8,709
Due after five years through ten years	$8,353	$8,252
Due after ten years	$—	$—

Total	$17,249	$16,961

It is the Company’s policy to review the fair value of these marketable securities on a regular basis to determine whether its investments are other-than-temporarily impaired. If the Company believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is the Company’s policy to write down the investment to reduce its carrying value to fair value.

6. Line of Credit

On October 21, 2004, the Company entered into a one year secured credit facility, with an aggregate commitment of up to $30 million, with a domestic financial institution (the “Bank”). The facility replaced the Company’s $20 million secured facility which was terminated during the first quarter of fiscal 2005. At the Company’s option, borrowings under the credit facility bear interest at either the Bank’s prime lending rate or the LIBOR rate plus a margin of 50 basis points. The facility is secured by the Company’s marketable securities.

The ability of the Company to borrow under the credit facility is subject to our ongoing compliance with certain financial and other covenants, including a tangible net worth covenant. As of April 30, 2005, the Company was in compliance with its covenants under the credit facility.

As of April 30, 2005, the Company had no borrowings under the credit facility. As of April 30, 2004, the Company had variable rate debt of $10 million outstanding with an average interest rate of 1.90%.

7. Leases

The Company leases its corporate headquarters in Pittsburgh, Pennsylvania, and other facilities under operating lease agreements that expire over the next five years. Rental expense incurred by the Company under operating lease agreements totaled $2,499, $2,500 and $2,658 for the years ended April 30, 2005, 2004 and 2003, respectively. The future minimum lease payments for such operating leases as of April 30, 2005, are:

Year ending April 30,
2006	1,756
2007	891
2008	712
2009	421
2010	5

8. Common Stock Options

The Company’s 1988 Stock Option Plan (1988 Plan) authorizes the issuance of 850 shares of common stock for the grant of incentive or nonstatutory stock options to employees and directors. Under the terms of the 1988 Plan, options to purchase common stock are granted at no less than the stock’s estimated fair market value at the date of the grant and may be exercised during specified future periods as determined by the Board of Directors. The 1988 Plan provides that the options shall expire no more than ten years after the date of the grant.

The Company’s 1995 Stock Option Plan (1995 Plan) authorizes the issuance of 3,500 shares of common stock for the grant of incentive or nonstatutory stock options to employees and directors. Under the terms of the 1995 Plan, options to purchase common stock are granted at no less than the stock’s estimated fair market value at the date of the grant and may be exercised during specified future periods as determined by the Board of Directors. The 1995 Plan provides that the options shall expire no more than ten years after the date of the grant.

Shares underlying outstanding options under the 1988 Plan and the 1995 Plan are as follows:

	Shares Underlying Outstanding Options
	Shares	Price
Outstanding, April 30, 2002	3,637	$1.75—$13.55

Granted	651	$9.03—$13.55
Exercised	(93)	$1.75—$9.75
Terminated	(212)	$4.75—$12.95

Outstanding, April 30, 2003	3,983	$1.75—$13.55

Granted	79	$8.05—$10.91
Exercised	(482)	$1.75—$12.95
Terminated	(116)	$4.75—$12.95

Outstanding, April 30, 2004	3,464	$1.75—$13.55

Granted	112	$12.47—$21.19
Exercised	(1,123)	$1.75—$13.55
Terminated	(3)	$4.75—$12.95

Outstanding, April 30, 2005	2,450	$3.50—$21.19

Options to purchase 1,533 shares of common stock were exercisable as of April 30, 2005 and options to purchase 159 shares of common stock were available for future grant as of April 30, 2005.

The following table summarizes information about stock options outstanding as of April 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range Of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at April 30,	Contractual	Exercise	at April 30,	Exercise
Prices	2005	Life	Price	2005	Price
$3.50-$5.13	931	5.0	$5.07	654	$5.10
$5.50-$8.25	301	4.8	$6.33	262	$6.24
$8.31-$12.47	798	6.7	$9.42	432	$9.11
$12.85-$16.36	412	7.0	$13.20	185	$12.98
$21.19	8	9.8	$21.19	0	$21.19

9. Segment Reporting, Export Sales and Credit Risk

The Company has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires the reporting of segment information using the “management approach”. Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s chief operating decision maker (“CODM”) for purposes of evaluating performance and allocating resources. Ansoft’s chief operating decision maker is its President and Chief Executive Officer, or CEO. Based on this approach, the Company has one reportable segment as the CODM reviews financial information on a basis consistent with that presented in the consolidated financial statements.

Ansoft’s products are classified into two categories, high performance electronics and electromechanical (EM). Ansoft’s CEO reviews sales by product category. The following table presents product sales by market application as a percentage of total sales:

	2005	2004	2003
High Performance Electronics	81%	79%	82%
Electromechanical	19%	21%	18%

Profitability information by product category is not available as operating expenses and other income and expense items are managed on a functional basis.

Export sales, principally to Asia, accounted for 57%, 57% and 56% of total product revenue in 2005, 2004 and 2003, respectively. Included in export sales to Asia were sales to Japan, which accounted for approximately 22%, 23% and 21% of total revenue in fiscal 2005, 2004 and 2003, respectively. No other foreign country accounted for more than 10% of total revenue during these periods. As of April 30, 2005 and 2004, there were net assets of $ 7.7 million and $5.1 million in Asia and $1.3 million and $1.4 million in Europe.

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

10. Income Tax

Income (loss) before taxes includes domestic and foreign income as follows:

	April 30,
	2005	2004	2003
Domestic	$12,470	$1,648	$(4,363)
Foreign	1,130	1,762	270

Total	$13,600	$3,410	$(4,093)

The provision for income taxes consists of the following:

	April 30,
	2005	2004	2003
Current:
Federal	$4,474	$499	$(586)
State	468	192	24
Foreign	122	445	—

Total	5,064	1,136	(562)
Deferred:
Federal	(1,291)	(394)	(91)
State	7	(72)	(162)
Foreign	379	184	—

Total	(905)	(282)	(408)

Total expense (benefit) for income tax	$4,159	$854	$(970)

The Company’s actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the statutory federal rate to income before income taxes as a result of the following:

	April 30,
	2005	2004	2003
Income tax expense (benefit) at statutory rate	$4,623	$1,159	$(1,392)
State income tax, net of federal benefit	503	79	(92)
Research and development credit	(1,108)	(480)	(1,575)
Rate differential between U.S and foreign taxes	174	30	—
Change in valuation allowance	(197)	(55)	1,843
Intangible amortization	31	74	77
Other, net	133	47	169

Actual income tax expense (benefit)	$4,159	$854	$(970)

In addition to amounts applicable to income before taxes, the following income tax benefit amounts were recorded in stockholders’ equity.

	Fiscal year ending April 30,
	2005	2004	2003
Tax effect of stock option exercises	$(4,616)	$(677)	$(90)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	April 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforward	$477	$241
Capital loss carryovers	427	395
Allowance for doubtful accounts	161	343
Alternative minimum tax credit carryforward	156	256
Research and development tax credit carryforward	2,623	2,157
Intangible assets	3,992	4,004
Foreign tax credit	191	—
Furniture and equipment	30	—
Net unrealized losses on available for sale securities	1,203	989

Total gross deferred tax assets	9,260	8,385
Less valuation allowance	(2,854)	(2,523)

Net deferred tax assets	6,406	5,862
Deferred tax liabilities:
Furniture and equipment	—	(361)

Total gross deferred tax liability	—	(361)

Net deferred taxes	6,406	5,501

The net change in the total valuation allowance for the years ended April 30, 2005 and April 30, 2004 was an increase of $331 and a decrease of $483, respectively. An increase of $528 and a decrease of $428 in the valuation allowance was recorded in accumulated other comprehensive income relating to marketable securities for the years ended April 30, 2005 and 2004, respectively. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

As of April 30, 2005, the Company had foreign operating loss carryforwards of $1,444 which are available to offset future foreign taxable income over an indefinite period. The Company also has alternative minimum tax credit carryforwards of $156 which are available to reduce future federal income taxes, if any, over an indefinite period. The Company has research and development credit carryforwards of $2,623 as of April 30, 2005. These credits will be available to reduce future federal income taxes, if any, through April 30, 2023. The Company also has capital loss carryovers of $1,257 that are available to offset capital gains through April 30, 2007.

11. Employee Benefit Plan

The Company has a 401(k) savings and retirement plan which covers its full-time employees who have attained the age of 21 and have completed six months of service. Eligible employees make voluntary contributions to the plan. The Company is not required to contribute, nor has it contributed, to the 401(k) plan.

12. Commitments And Contingencies

The Company sells software licenses and services to its customers under proprietary software license agreements. Each license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expense and liabilities from damages that may be incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, or other proprietary right of a third party.

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of April 30, 2005. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We are responsible for the preparation of the financial statements included in this Annual Report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgments of management. The other financial information contained in this Annual Report is consistent with the financial statements.

Our internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of Ansoft’s financial statements, as well as to safeguard Ansoft’s assets from unauthorized use or disposition.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting cannot provide absolute assurance that financial reporting objectives will be achieved. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on such assessment, management determined that the Company’s internal control over financial reporting was effective as of April 30, 2005 based on those criteria.

KPMG LLP, has issued an audit report on our assessment and on the effectiveness of the Company’s internal control over financial reporting. The KPMG report is included in (c) Evaluation of Changes in Internal Control over Financial Reporting.

(c) Evaluation of Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ansoft Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Ansoft Corporation (the Company) maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ansoft Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Ansoft Corporation maintained effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Ansoft Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2005, and our report dated May 26, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

May 26, 2005

Item 9B. Other Information

None.

Item 10. Directors and Executive Officers of the Company - The information relating to this item is provided in the Company’s definitive proxy statement filed with the SEC in connection with its Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 11. Executive Compensation - The information set forth under the captions “Employment Contracts and Change of Control Agreements” and “Executive Compensation” in the Company’s definitive proxy statement filed with the SEC in connection with its Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters - In addition to the information set forth under the caption “Equity Compensation Plans” beginning at page 11 in Part II of this Report, information relating to this item is provided in the Company’s definitive proxy statement filed with the SEC in connection with its Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions - Information relating to this item is provided in the Company’s definitive proxy statement filed with the SEC in connection with its Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 14. Principle Accounting Fees and Service - Information relating to this item is provided in the Company’s definitive proxy statement filed with the SEC in connection with its Annual Meeting of Shareholders of the Company is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial statements. The following consolidated financial statements are filed as part of this Annual Report on Form 10-K.

(b) Exhibits. The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears on the following page and are incorporated by reference.

(c) Schedules.

Schedule II—Valuation and Qualifying Accounts and Reserves for each of the years in the three-year period ended April 30, 2005.

Financial statement schedules not listed above have been omitted because they are inapplicable, are not required under applicable provisions of Regulation S-X, or the information that would otherwise be included in such schedules is contained in the registrant’s financial statements or accompanying notes.

Ansoft Corporation
Schedule II-Valuation and Qualifying Accounts and Reserves
For the three years ended April 30, 2005
(In thousands)

	Balance as of	Additions (Deductions)		Balance as of
	the Beginning	Charged to Costs		the End of
	of the Period	and Expenses	Deductions	the Period
Year ended April 30, 2005 Allowance for doubtful accounts	903	(197)	(281)	425
Year ended April 30, 2004 Allowance for doubtful accounts	818	250	(165)	903
Year ended April 30, 2003 Allowance for doubtful accounts	621	373	(176)	818

Exhibit Index

The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Registration Statement No. 333-40189)

3.2	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference from Registration Statement No. 333-40189)

3.3	Bylaws of the Company (incorporated by reference from Registration Statement No. 333-1398)

10.1	1988 Stock Option Plan of the Company (incorporated by reference from Registration Statement No. 333-1398)**

10.2	1995 Stock Option Plan of the Company (incorporated by reference from Registration Statement No. 333-1398)**

10.3	Zoltan Cendes Stock Option Agreement, dated April 30, 1995 (incorporated by reference from Registration Statement No. 333-1398)

10.4	Loan Agreement by and between Ansoft Corporation and PNC Bank, National Association dated October 21, 2004 (incorporated by reference from Exhibit 99.1 to Form 8-K filed October 21, 2004)

10.5	Jacob K. White Stock Option Agreement dated February 1, 1996, as amended (incorporated by reference from Registration Statement No. 333-40189)

10.6	John N. Whelihan Stock Option Agreement dated February 1, 1996, as amended (incorporated by reference from Registration Statement No. 333-40189)

10.7	Agilent HFSS™ Technology and License Transfer Agreement dated May 1, 2001 (incorporated by reference from Exhibit 10.12 of Form 10-K filed July 25, 2003)

14	Code of Business Conduct-this code of ethics may be accessed at the Company’s website:
www.ansoft.com

21.1	Subsidiaries of the registrant (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

** Incentive or stock compensation plan of the Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 2, 2005.

ANSOFT CORPORATION
By	/s/ Nicholas Csendes

Nicholas Csendes
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 2, 2005.

Signature	Title
/s/ Nicholas Csendes	Director, President and Chief Executive Officer (Principal Executive Officer)

Nicholas Csendes

/s/ Thomas A.N. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)

Thomas A.N. Miller

/s/ Zoltan J. Cendes	Director, Chief Technology Officer and Chairman of the Board of Directors

Zoltan J. Cendes

/s/ Peter Robbins	Director

Peter Robbins

/s/ Paul Quast	Director

Paul Quast

/s/ John N. Whelihan	Director

John N. Whelihan