Form 10-Q
period 2005-07-31
ANSOFT CORP
filed 2005-08-19
CIK 849433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code: (412) 261-3200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The number of shares of the registrant’s Common Stock outstanding as of the close of business on July 31, 2005 was 11,803,812.

ANSOFT CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts) (unaudited)

	July 31,	April 30,
	2005	2005
Assets
Current assets
Cash and cash equivalents	$8,143	$11,910
Accounts receivable, net	9,149	17,388
Deferred income taxes	229	229
Prepaid expenses and other assets	1,849	1,148

Total current assets	19,370	30,675

Equipment and furniture, net	3,030	2,811
Marketable securities	31,113	28,496
Other assets	136	146
Deferred income taxes	6,177	6,177
Goodwill	1,239	1,239
Other intangible assets, net	3,518	3,877

Total assets	$64,583	$73,421

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,055	$231
Accrued payroll	681	2,290
Accrued income taxes	747	415
Other accrued expenses	1,592	2,661
Current portion of deferred revenue	16,066	17,500

Total current liabilities	20,141	23,097
Long-term portion of deferred revenue	1,025	1,039

Total liabilities	21,166	24,136

Stockholders’ equity
Preferred stock , par value $0.01 per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock , par value $0.01 per share; 25,000 shares authorized; issued 13,932 and 13,901 shares, respectively and outstanding 11,804 and 12,083, respectively	141	140
Additional paid-in capital	70,804	70,410
Treasury stock, 2,128 and 1,818 shares, respectively	(28,873)	(21,762)
Accumulated other comprehensive loss, net	(659)	(338)
Retained earnings	2,004	835

Total stockholders’ equity	43,417	49,285

Total liabilities and stockholders’ equity	$64,583	$73,421

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended July 31,
	2005	2004
Revenue
License	$6,820	$6,169
Service and other	7,970	6,509

Total revenue	14,790	12,678
Costs of revenue
License	99	97
Service and other	329	304

Total cost of revenue	428	401

Gross profit	14,362	12,277
Operating Expenses
Sales and marketing	7,143	7,497
Research and development	4,060	3,978
General and administrative	1,383	1,064
Amortization	369	409

Total operating expenses	12,955	12,948

Income (loss) from operations	1,407	(671)
Net realized gain (loss) on sale of securities	(2)	759
Other income, net	340	(48)

Income before income taxes	1,745	40
Income tax expense	576	10

Net income	$1,169	$30

Basic net income per share	$0.10	$0.00

Diluted net income per share	$0.09	$0.00

Weighted average shares used in calculation
Basic	11,917	11,664

Diluted	12,977	13,314

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended July 31,
	2005	2004
Cash flows from operating activities
Net income	$1,169	$30
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	340	362
Amortization	471	409
Deferred taxes	—	—
Loss (gain) on sale of marketable securities	2	(759)
Changes in assets and liabilities
Accounts receivable	7,644	3,762
Prepaid expenses and other assets	(723)	(992)
Other long-term assets	—	4
Accounts payable and accrued expenses	(1,192)	(2,021)
Deferred revenue	(825)	1,082

Net cash provided by operating activities	6,886	1,877

Cash flows from investing activities
Purchases of equipment and furniture	(578)	(190)
Proceeds from the sale of marketable securities	3,177	13,075
Purchases of marketable securities	(5,934)	(10,510)

Net cash provided by (used in) investing activities	(3,335)	2,375

Cash flows from financing activities
Repayment of line of credit, net	—	(10,000)
Purchase of treasury stock	(7,111)	(2,675)
Proceeds from the issuance of common stock, net	236	519

Net cash used in financing activities	(6,875)	(12,156)

Net decrease in cash and cash equivalents	(3,324)	(7,904)
Effect of exchange rate changes	(443)	(66)
Cash and cash equivalents at beginning of period	11,910	15,218

Cash and cash equivalents at end of period	$8,143	$7,248

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$230

Cash paid for income taxes	$—	$283

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) (in thousands, except per share amounts)
(1) Basis of Presentation
The unaudited consolidated financial statements include the accounts of Ansoft Corporation (“Ansoft” or the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the April 30, 2005 consolidated financial statements and notes thereto included in Ansoft’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying unaudited consolidated financial statements are based on management’s evaluation of the relevant facts and circumstances as of the date of the unaudited consolidated financial statements. Actual results may differ from those estimates.
Certain amounts from prior year have been reclassified to conform with the current year’s presentation.
(2) Comprehensive income (loss)
“Comprehensive income (loss)” includes foreign currency translation gains and losses and other unrealized gains and losses, net of tax. A summary of comprehensive income (loss) follows:

	Three months ended July
	31,
	2005	2004
Net income	$1,169	$30
Unrealized loss on marketable securities	(38)	(172)
Reclassification adjustment for (gain) loss on sale of marketable securities included in net income	2	(759)
Foreign currency translation adjustments	(285)	(66)

Comprehensive income (loss)	$848	$(967)

(3) Net income per share
Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. The weighted-average basic shares were 11,917 for the three month period ended July 31, 2005. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The weighted-average dilutive shares were 12,977 for the three month period ended July 31, 2005. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. All unexercised stock options for the three month periods ended July 31, 2005 and 2004 are included in the computation of diluted earnings per share.

(4) Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123 “Accounting for Stock-Based Compensation.” This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board (“APB”) Opinion No. 25 intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with pro forma disclosures of net income and earnings per share. The pro forma effects of stock options on the Company’s net income (loss) for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential awards. Pursuant to APB Opinion No. 25 the Company did not recognize compensation expense in its statements of operations for the three month periods ending July 31, 2005 and 2004.
The Company’s pro forma information follows:

	Three months ended
	July 31,
	2005	2004
Net income as reported	$1,169	$30
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(542)	(584)

Pro forma net income (loss)	$627	$(554)

Net income (loss) per basic common share, as reported	$0.10	$0.00

Pro forma net income (loss) per basic common share	$0.05	$(0.05)

Net income (loss) per diluted common share, as reported	$0.09	$0.00

Pro forma net income (loss) per diluted common share	$0.05	$(0.05)

(5) Line of Credit
On October 21, 2004, the Company entered into a one year secured credit facility, with an aggregate commitment of up to $30,000, with a domestic financial institution (the “Bank”). The facility replaced the Company’s $20,000 secured facility which was terminated during the first quarter of fiscal 2005. At the Company’s option, borrowings under the credit facility bear interest at the Bank’s prime lending rate or the LIBOR rate plus a margin of .050 basis points. The facility is secured by the Company’s marketable securities.
The ability of the Company to borrow under the credit facility is subject to our ongoing compliance with certain financial and other covenants, including a tangible net worth covenant. As of July 31, 2005, the Company was in compliance with its covenants under the credit facility.
As of July 31, 2005, the Company had no borrowings under the credit facility.
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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of July 31, 2005. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
(7) Recent Accounting Pronouncements
In July 2005, the FASB issued an exposure draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions — an Interpretation of FASB Statement No. 109.” The proposed Interpretation would apply to all open tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes,” including those acquired in business combinations, and would be effective for the Company for the fiscal year ending April 30, 2006. The Company will evaluate the impact of any change in accounting standard on the Company’s financial position and results of operations when the final rules are issued.
(8) Intangible Assets
The following is a summary of Intangible Assets as of July 31, 2005:

Purchased Technology	$2,230
Non-Compete	2,500
Trademark	212
Customer list	18,488

Total	$23,430

Total accumulated amortization as of July 31, 2005 was $19,912.
These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization as of July 31, 2005 is as follows: 2006 - $1,076; 2007 — $1,272; and 2008 — $1,170.
(9) Stockholders’ Equity
The Company has consistently repurchased its common stock in public market transactions over the past several years. During the three-month period ended July 31, 2005, the Company purchased a total of 310 shares of its common stock at an average price of $22.96. The Company utilized $7,111 in cash to affect these common stock purchases. The Company may choose to continue purchases of its common stock in the future.
In October 2004, the Company’s Board of Directors increased the authorized share repurchase amount by 1,000 shares to 3,000.
The Company currently has two stock option plans (1988 Plan and 1995 Plan). Under the terms of both plans, options to purchase common stock are granted at no less than the stock’s estimated fair market value at the date of the grant and may be exercised during the specified future periods as determined by the Board of Directors. Both plans provide that the options shall expire no more than ten years after the date of the grant. During the first three months of the fiscal year 2006, 26 shares were granted at an average exercise price of $21.41. At July 31, 2005 options to purchase 1,556 shares of common stock were exercisable at an average exercise price of $7.43.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-Q, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include (1) the degree and rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft’s products, (2) the level of product and price competition, (3) the ability of Ansoft to develop and market new products and to control costs, (4) the ability to expand its direct sales force, and (5) the ability to attract and retain key personnel.
Overview
Ansoft is a developer of electronic design automation (“EDA”) software used in high technology products and industries. Ansoft’s software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking, satellite communications systems, computer chips and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, eliminate physical prototypes, and reduce time-to-market.
During the first quarter of fiscal year 2006, revenues increased by 17% from the previous fiscal year’s first quarter. New license revenue increased by 11% and maintenance revenue increased 22%. The Company experienced growth in both our domestic and international markets for the quarter ended July 31, 2005.
Net income for the quarter was $1.2 million compared to $30,000 during the first fiscal quarter of 2005.
Results of Operations

	Three months ended July 31,
			Percentage
	2005	2004	Change
	(in thousands)
Revenue	$14,790	$12,678	16.7%
Cost of revenue	428	401	6.7%

Gross profit	14,362	12,277	17.0%

Sales and marketing	7,143	7,497	(4.7%)
Research and development	4,060	3,978	2.1%
General and administrative	1,383	1,064	30.0%
Amortization	369	409	(9.8%)

Total operating expenses	12,955	12,948	(0.1%)

Income (loss) from operations	1,407	(671)	—
Net realized gain (loss) on sale of securities	(2)	759	—
Other income, net	340	(48)	—

Income before income taxes	1,745	40	*
Income tax expense	576	10	*

Net income	$1,169	$30	*

*Percentage is not meaningful

Comparison of the Three Months Ended July 31, 2005 and 2004
Revenue. Total revenue in the three-month period ended July 31, 2005 increased 16.7% to $14.8 million. License revenue during the three-month period ended July 31, 2005 increased 10.6% to $6.8 million from $6.2 million during the comparable period in the prior fiscal year. The increases are due in part to an improving economy, particularly an improvement in the technology sectors resulting in an increased demand for our software products worldwide. Growth occurred in both our high performance electronics and Electromechanical (EM) product lines for the three month period. Service and other revenue in the three-month period ended July 31, 2005 increased 22.4% due to the continued growth of the installed base of customers under annual maintenance agreements.
International revenue accounted for 61% and 53% of the Company’s total revenue in the three-month periods ended July 31, 2005 and 2004, respectively. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.
Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the three-month periods, using current year exchange rates for the prior year revenues, the international revenue as a percentage of total revenue would be 55% of total revenue for the three-month period ended July 31, 2004.
Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers. Cost of revenue for the three-month period ended July 31, 2005 increased 6.7% to $0.4 million from the comparable period in the prior fiscal year. The increases were primarily attributed to providing more licenses in the current year period.
Sales and marketing expenses. Sales and marketing expenses consist of salaries; commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three-month period ended July 31, 2005 decreased 4.7% to $7.1 million from the comparable period in the prior fiscal year. Sales and marketing expenses represented 48% and 59% of total revenue in the three-month periods ended July 31, 2005 and 2004, respectively.
Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three-month period ended July 31, 2005 increased 2.1% to $4.1 million. Total research and development increased primarily due to the additional personnel required to meet software development requirements. Research and development expenses represented 27% and 31% of total revenue in the three-month periods ended July 31, 2005 and 2004, respectively.
General and administrative expenses. General and administrative expenses for the three-month period ended July 31, 2005 increased $0.3 million to $1.4 million. The increase is due primarily to costs associated with complying with Section 404 of the Sarbanes-Oxley Act. General and administrative expenses represented 9% and 8% of total revenue in the three-month periods ended July 31, 2005 and 2004, respectively.
Amortization expense. Amortization expense for the three-month period ended July 31, 2005 decreased 9.8% to $0.3 million. The decrease is due to various intangible assets being fully amortized in the prior fiscal year.
Net realized gain (loss) on sale of securities. Net realized gain (loss) for the three-month periods ended July 31, 2005 and 2004 was $ (2,000) and $0.8 million, respectively.
Other income, net. Other income for the three-month period ended July 31, 2005 was $340,000, an increase from the $(48,000) reported for the same period in the previous fiscal year. The increase is primarily due to reduced borrowings under our credit facility and income from a larger portfolio of marketable securities held during the three-month period ended July 31, 2005.

Income tax expense. In the three-month period ended July 31, 2005, the Company recorded tax expense of $0.6 million compared to $ 10,000 for the same period in the previous fiscal year.
Liquidity and Capital Resources
As of July 31, 2005, Ansoft had $8.1 million in cash and cash equivalents and $31.1 million of marketable securities. Net cash provided by operating activities in the three-month periods ended July 31, 2005 and 2004 was $6.9 million and $1.9 million, respectively.
Net cash provided by (used in) investing activities in the three-month periods ended July 31, 2005 and 2004 was $(3.3) million and $2.3 million, respectively. Capital expenditures were $0.6 million and $0.2 million in the three-month periods ended July 31, 2005 and 2004, respectively. Proceeds from the sale of marketable securities were $3.2 million and $13.1 million in the three-month periods ended July 31, 2005 and 2004, respectively. Purchases of marketable securities were $5.9 million and $10.5 million in the three-month periods ended July 31, 2005 and 2004, respectively. Auction rate securities purchases and sales totaling $3.1 million were included in this activity.
Net cash used in financing activities was $6.9 million and $12.2 million in the three-month periods ended July 31, 2005 and 2004, respectively. Proceeds from the issuance of common stock were $0.2 million and $0.5 million in the three-month periods ended July 31, 2005 and 2004, respectively. Funds used for the repurchase of common stock were $7.1 million and $2.7 million in the three-month periods ended July 31, 2005 and 2004, respectively. The Company expects to continue to purchase common stock under its share repurchase plan.
Ansoft had available a $30.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus 50 basis points or the Bank’s prime lending rate, at the Company’s option. The line of credit was established in October 2004. As of July 31, 2005, the outstanding balance was $-0-. Ansoft believes that the net cash provided by operating activities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations and existing cash and marketable securities are insufficient to satisfy the Company’s liquidity requirements, Ansoft may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to Ansoft.
A summary of Ansoft’s significant contractual obligations and commitments as of July 31, 2005 is as follows (in thousands and for fiscal year):

Operating Leases
2006	$1,312
2007	971
2008	801
2009	445
2010	4
For fiscal year 2006, the balance of $1,312 represents the remaining payments due as of July 31, 2005. For fiscal year 2010, the balance of $4 represents the payments through June 30, 2009.
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
Valuation of Accounts Receivable. Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft’s history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of July 31, 2005 and April 30, 2005 was $0.5 million and $0.4 million respectively. We had no significant changes in our collection policies or payment terms during the three-month period ended July 31, 2005.
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
Our Stock Price Is Extremely Volatile.
The trading price of our common stock has fluctuated significantly in the past, and the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to such factors as:
•	Actual or anticipated fluctuations in our operating results;

•	Announcements of technological innovations and new products by us or our competitors;

•	New contractual relationships with strategic partners by us or our competitors;

•	Proposed acquisitions by us or our competitors; and

•	Financial results that fail to meet public market analyst expectations of performance.
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
We Depend On International Sales for a Significant Percentage Of Our Revenue.
International revenue, principally from Asian customers, accounted for approximately 57% of our total revenue in each of the years ended April 30, 2005 and 2004. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:
•	The impact of recessionary environments in foreign economies;

•	Longer receivables collection periods and greater difficulty in accounts receivable collection;

•	Difficulties in staffing and managing foreign operations;

•	Political and economic instability;

•	Unexpected changes in regulatory requirements;

•	Reduced protection of intellectual property rights in some countries; and

•	Tariffs and other trade barriers.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in reported market risks faced by the Company since April 30, 2005.
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
Mutual bond funds are subject to variable interest rates. As of July 31, 2005 and April 30, 2005, the Company had mutual bond funds with a carrying value of $14.2 million and $11.9 million, respectively. The carrying value approximates fair value at June 30, 2005. The average rates of return for the mutual bond funds at June 30, 2005 and 2004 were and , respectively.
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
The average foreign exchange rates used to translate the statements of operations were as follows:

	Three months ended	Three months ended
Foreign Currency	July 31, 2005	July 31, 2004

Yen	108.8	110.0
Euro	1.24	1.19
Item 4. Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, the repurchases of common stock for the quarter ended July 31, 2005:

			Total number of	Maximum
			shares	number of
			repurchased as	shares that may
	Total		part of publicly	yet be
	number of	Average	announced	repurchased
	shares	price paid	plans or	under the plans
Period	repurchased	per share	programs	or programs (a)
May, 1, 2005 – May 31, 2005	29,260	$23.77	2,291,997	708,003
June 1, 2005 – June 30, 2005	145,213	$23.39	2,437,210	562,790
July 1, 2005 – July 31, 2005	135,300	$22.31	2,572,510	427,490

Total	309,773	$22.96

(a)	All repurchases were made pursuant to a share repurchase program publicly announced in 1998 and amended in 2002 and in 2004. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. Under the plan the Company is authorized to repurchase 3.0 million shares.

Item 6. Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes Oxley Act of 2002—Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes Oxley Act of 2002—Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2005	ANSOFT CORPORATION

By: /s/ Nicholas Csendes

Nicholas Csendes
President and Chief Executive Officer

By: /s/ Thomas A.N. Miller

Thomas A.N. Miller
Chief Financial Officer