Form 10-Q
period 2005-10-31
ANSOFT CORP
filed 2005-11-18
CIK 849433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended October 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number 000-27874
ANSOFT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	72-1001909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification no.)

225 West Station Square, Suite 200
Pittsburgh, Pennsylvania	15219-1119
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (412) 261-3200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of the close of business on October 31, 2005 was 11,876,985.

ANSOFT CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	October 31,	April 30,
	2005	2005
Assets
Current assets
Cash and cash equivalents	$7,864	$11,910
Accounts receivable, net	12,728	17,388
Deferred income taxes	229	229
Prepaid expenses and other assets	1,777	1,148

Total current assets	22,598	30,675

Equipment and furniture, net	2,862	2,811
Marketable securities	30,697	28,496
Other assets	132	146
Deferred income taxes	6,177	6,177
Goodwill	1,239	1,239
Other intangible assets, net	3,160	3,877

Total assets	$66,865	$73,421

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$412	$231
Accrued payroll	1,111	2,290
Other accrued expenses	1,892	3,076
Current portion of deferred revenue	14,980	17,500

Total current liabilities	18,395	23,097
Long-term portion of deferred revenue	1,056	1,039

Total liabilities	19,451	24,136

Stockholders’ equity
Preferred stock , par value $0.01 per share; 1,000 shares
authorized, no shares outstanding	—	—
Common stock , par value $0.01 per share; 25,000 shares
authorized; issued 14,087 and 13,901 shares, respectively
and outstanding 11,877 and 12,083, respectively	141	140
Additional paid-in capital	73,746	70,410
Treasury stock, 2,210 and 1,818 shares, respectively	(31,092)	(21,762)
Accumulated other comprehensive loss, net	(1,480)	(338)
Retained earnings	6,099	835

Total stockholders’ equity	47,414	49,285

Total liabilities and stockholders’ equity	$66,865	$73,421

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004

Revenue
License	$9,123	$8,661	$15,943	$14,830
Service and other	8,905	7,285	16,875	13,794

Total revenue	18,028	15,946	32,818	28,624
Costs of revenue
License	134	125	233	222
Service and other	322	356	651	660

Total cost of revenue	456	481	884	882
Gross profit	17,572	15,465	31,934	27,742
Operating Expenses
Sales and marketing	7,321	7,601	14,464	15,098
Research and development	4,129	4,048	8,189	8,026
General and administrative	1,187	1,329	2,570	2,393
Amortization	369	384	738	793

Total operating expenses	13,006	13,362	25,961	26,310

Income from operations	4,566	2,103	5,973	1,432
Net realized gain (loss) on sale of securities	—	(27)	(2)	732
Other income, net	140	647	480	601

Income before income taxes	4,706	2,723	6,451	2,765
Income tax expense	611	834	1,187	844

Net income	$4,095	$1,889	$5,264	$1,921

Net income per share
Basic	$0.35	$0.16	$0.44	$0.17

Diluted	$0.32	$0.14	$0.41	$0.14

Weighted average shares used in calculation
Basic	11,794	11,567	11,855	11,616

Diluted	12,892	13,238	12,945	13,275

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended October31,
	2005	2004

Cash flows from operating activities
Net income	$5,264	$1,921
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	675	717
Amortization	941	934
Loss (gain) on sale of marketable securities	2	(732)
Changes in assets and liabilities
Accounts receivable	4,065	1,865
Prepaid expenses and other assets	(663)	(745)
Other long-term assets	(5)	2
Accounts payable and accrued expenses	22	133
Deferred revenue	(1,772)	527

Net cash provided by operating activities	8,529	4,622

Cash flows from investing activities
Purchases of equipment and furniture	(748)	(500)
Proceeds from the sale of marketable securities	3,177	14,085
Purchases of marketable securities	(6,319)	(13,291)

Net cash provided by (used in) investing activities	(3,890)	294

Cash flows from financing activities
Repayment of line of credit, net	—	(5,000)
Purchase of treasury stock	(9,330)	(7,766)
Proceeds from the issuance of common stock, net	1,292	1,323

Net cash used in financing activities	(8,038)	(11,443)

Net decrease in cash and cash equivalents	(3,399)	(6,527)
Effect of exchange rate changes	(647)	256
Cash and cash equivalents at beginning of period	11,910	15,218

Cash and cash equivalents at end of period	$7,864	$8,947

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$44

Cash paid (received) for income taxes	$(147)	$290

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
Prior period amounts have been reclassified to conform with the current presentation.
(2) Comprehensive income
“Comprehensive income” includes foreign currency translation gains and losses and other unrealized gains and losses, net of tax. A summary of comprehensive income follows:

	Three months ended		Six months ended
	October 31,		October 31,
	2005	2004	2005	2004
Net income	$4,095	$1,889	$5,264	$1,921
Unrealized gain (loss) on marketable securities	(699)	365	(737)	193
Reclassification adjustment for (gain)/loss on sale of marketable securities included in net income	—	27	2	(732)
Foreign currency translation adjustments	(122)	233	(407)	167

Comprehensive income	$3,274	$2,514	$4,122	$1,549

(3) Net income per share
Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. The weighted-average basic shares were 11,794 and 11,855 for the three and six month periods ended October 31, 2005, respectively. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The weighted-average dilutive shares were 12,892 and 12,945 for the three and six month periods ended October 31, 2005, respectively. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. All unexercised stock options for the three and six month periods ended October 31, 2005 and 2004 are included in the computation of diluted earnings per share.

(4) Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123 “Accounting for Stock-Based Compensation.” This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board (“APB”) Opinion No. 25 intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with pro forma disclosures of net income and earnings per share. The pro forma effects of stock options on the Company’s net income for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential awards. Pursuant to APB Opinion No. 25 the Company did not recognize compensation expense in its statements of operations for the three and six month periods ending October 31, 2005 and 2004.
The Company’s pro forma information follows:

	Three months ended		Six months ended
	October 31,		October 31,
	2005	2004	2005	2004

Net income as reported	$4,095	$1,889	$5,264	$1,921
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	560	633	1,102	1,238

Pro forma net income	$3,535	$1,256	$4,162	$683

Net income per basic common share, as reported	$0.35	$0.16	$0.44	$0.17

Pro forma net income per basic common share	$0.30	$0.11	$0.35	$0.06

Net income per diluted common share, as reported	$0.32	$0.14	$0.41	$0.14

Pro forma net income per diluted common share	$0.27	$0.09	$0.32	$0.05

(5) Line of Credit
On October 28, 2005, the Company renewed for an additional year its secured credit facility, with an aggregate commitment of up to $30,000, with a domestic financial institution (the “Bank”). The facility had replaced the Company’s $20,000 secured facility which was terminated during the first quarter of fiscal 2005. At the Company’s option, borrowings under the credit facility bear interest at the Bank’s prime lending rate or the LIBOR rate plus a margin of .050 basis points. The facility is secured by the Company’s marketable securities.
The ability of the Company to borrow under the credit facility is subject to our ongoing compliance with certain financial and other covenants, including a tangible net worth covenant. As of October 31, 2005, the Company was in compliance with its covenants under the credit facility.
As of October 31, 2005, the Company had no borrowings under the credit facility.
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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of October 31, 2005. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
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
The following is a summary of Intangible Assets as of October 31, 2005:

Purchased Technology	$2,230
Non-Compete	2,500
Trademark	212
Customer list	18,488

Total	$23,430

Total accumulated amortization as of October 31, 2005 was $20,270.
These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization as of October 31, 2005 is as follows: 2006 - $718; 2007 — $1,272; and 2008 — $1,170.
(9) Stockholders’ Equity
The Company has consistently repurchased its common stock in public market transactions over the past several years. During the six-month period ended October 31, 2005, the Company purchased a total of 392 shares of its common stock at an average price of $23.80. The Company utilized $9,330 in cash to effect these common stock purchases. The Company may choose to continue purchases of its common stock in the future.
In October 2004, the Company’s Board of Directors increased the authorized share repurchase amount by 1,000 shares to 3,000.
The Company currently has two stock option plans (1988 Plan and 1995 Plan). Under the terms of both plans, options to purchase common stock are granted at no less than the stock’s fair market value at the date of the grant and may be exercised during the specified future periods as determined by the Board of Directors. Both plans provide that the options shall expire no more than ten years after the date of the grant. During the first six months of the fiscal year 2006, 43 shares were granted at an average exercise price of $22.51. At October 31, 2005 options to purchase 1,574 shares of common stock were exercisable at an average exercise price of $7.60.

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
During the second quarter of fiscal year 2006, revenues increased by 13% from the previous fiscal year’s second quarter. New license revenue increased by 5% and maintenance revenue increased 22%. The Company experienced growth in both our domestic and international markets for the quarter ended October 31, 2005.
Net income for the quarter was $4.1 million compared to $1.9 million during the second fiscal quarter of 2005.
Results of Operations

	Three months ended		Percentage	Six months ended		Percentage
	October 31,		change	October 31,		change
	(In thousands)			(In thousands)
	2005	2004		2005	2004

Revenue	18,028	15,946	13.1%	32,818	28,624	14.7%
Cost of revenue	456	481	(5.2%)	884	882	0.2%

Gross profit	17,572	15,465	13.6%	31,934	27,742	15.1%
Operating Expenses
Sales and marketing	7,321	7,601	(3.7%)	14,464	15,098	(4.2%)
Research and development	4,129	4,048	2.0%	8,189	8,026	2.0%
General and administrative	1,187	1,329	(10.7%)	2,570	2,393	7.4%
Amortization	369	384	(3.9%)	738	793	(6.9%)

Total operating expenses	13,006	13,362	(2.7%)	25,961	26,310	(1.3%)

Income from operations	4,566	2,103	117.1%	5,973	1,432	*
Net realized gain (loss) on sale of securities	—	(27)	—	(2)	732	—
Other income, net	140	647	(78.4%)	480	601	(20.1%)

Income before income taxes	4,706	2,723	72.8%	6,451	2,765	133.3%
Income tax expense	611	834	(26.7%)	1,187	844	40.6%

Net income	$4,095	$1,889	116.8%	$5,264	$1,921	174.0%

*Percentage is not meaningful

Comparison of the Three and Six Months Ended October 31, 2005 and 2004
Revenue. Total revenue in the three and six-month periods ended October 31, 2005 increased 13.1% and 14.7% to $18 and $32.8 million. License revenue during the three-month period ended October 31, 2005 increased 5.3% to $9.1 million from $8.7 million during the comparable period in the prior fiscal year. License revenue during the six-month period ended October 31, 2005 increased 7.5% to $15.9 million from $14.8 million during the comparable period in the prior fiscal year. The increases are due in part to an improving economy, particularly an improvement in the technology sectors resulting in an increased demand for our software products worldwide. Growth occurred in both our high performance electronics and electromechanical (EM) product lines for the three and six-month periods. Service and other revenue in the three and six-month periods ended October 31, 2005 increased 22.2% and 22.3%, respectively, due to the continued growth of the installed base of customers under annual maintenance agreements.
International revenue accounted for 61% and 60% of the Company’s total revenue in the three-month periods ended October 31, 2005 and 2004, respectively. Revenue in Asia accounted for 44% and 42% and revenue in Europe accounted for 17% and 18% in the three-month periods ended October 31, 2005 and 2004, respectively. International revenue accounted for 61% and 57% of the Company’s total revenue in the six-month periods ended October 31, 2005 and 2004, respectively. Revenue in Asia accounted for 44% and 39% and revenue in Europe accounted for 17% and 18% in the six-month periods ended October 31, 2005 and 2004, respectively. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.
Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the three and six-month period, using current year exchange rates for the prior year revenues, the international revenue as a percentage of total revenue would be unchanged and increase 1% to 58% of total revenue for the three and six-month periods ended October 31, 2004, respectively.
Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers. Cost of revenue for the three and six-month periods ended October 31, 2005 decreased 5.2% and remained flat from the comparable period in the prior fiscal year.
Sales and marketing expenses. Sales and marketing expenses consist of salaries; commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three and six-month periods ended October 31, 2005 decreased 3.7% and 4.2% to $7.3 million and $14.5 million from the comparable periods in the prior fiscal year. Sales and marketing expenses represented 44% and 53% of total revenue in the six-month periods ended October 31, 2005 and 2004, respectively.
Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three and six-month periods ended October 31, 2005 increased 2% to $4.1 million and $8.2 million. Total research and development increased primarily due to the additional personnel required to meet software development requirements. Research and development expenses represented 25% and 28% of total revenue in the six-month periods ended October 31, 2005 and 2004, respectively.
General and administrative expenses. General and administrative expenses for the three-month period ended October 31, 2005 decreased 10.7% to $1.2 million. General and administrative expenses for the six-month period ended October 31, 2005 increased 7.4% to $2.6 million. The increase is due primarily to costs associated with complying with Section 404 of the Sarbanes-Oxley Act incurred during the first quarter. General and administrative expenses represented 8% of total revenue in the six-month periods ended October 31, 2005 and 2004, respectively.
Amortization expense. Amortization expense for the three and six-month periods ended October 31, 2005 decreased 6.9% and 3.9%, respectively. The decrease is due to various intangible assets being fully amortized in the prior fiscal year.

Net realized gain (loss) on sale of securities. Net realized gain (loss) for the three and six-month periods ended October 31, 2005 and 2004 was $ (2,000) and $0.7 million, respectively.
Other income, net. Other income for the three and six-month periods ended October 31, 2005 was $0.1 million and $0.5 million, a decrease of $0.5 million and $0.1 million from the same period in the previous fiscal year. The decrease is primarily due to losses realized on foreign currency exchange during the three month period ended October 31, 2005.
Income tax expense. In the three and six-month periods ended October 31, 2005, the Company recorded tax expense of $0.6 million and $1.2 million compared to $0.8 million for the same periods in the previous fiscal year. During the three-month period ended October 31, 2005, the Company elected to claim a federal tax credit and refund related to foreign taxes previously paid. As a result, net income for the three-month period ended October 31, 2005 includes a tax benefit of $0.5 million for an expected refund of prior years federal tax payments. The Company anticipates utilizing excess foreign tax credits claimed during the current fiscal year. This would favorably impact the full year effective rate by approximately 7%.
Liquidity and Capital Resources
As of October 31, 2005, Ansoft had $7.9 million in cash and cash equivalents and $30.7 million of marketable securities. Net cash provided by operating activities in the six-month periods ended October 31, 2005 and 2004 was $8.5 million and $4.6 million, respectively.
Net cash provided by (used in) investing activities in the six-month periods ended October 31, 2005 and 2004 was $(3.9) million and $0.3 million, respectively. Capital expenditures were $0.7 million and $0.5 million in the six-month periods ended October 31, 2005 and 2004, respectively. Proceeds from the sale of marketable securities were $3.2 million and $14.1 million in the six-month periods ended October 31, 2005 and 2004, respectively. Purchases of marketable securities were $6.3 million and $13.3 million in the six-month periods ended October 31, 2005 and 2004, respectively. Auction rate securities purchases and sales totaling $3.1 million were included in the current year activity.
Net cash used in financing activities was $8 million and $11.4 million in the six-month periods ended October 31, 2005 and 2004, respectively. Proceeds from the issuance of common stock were $1.3 million in the six-month periods ended October 31, 2005 and 2004. Funds used for the repurchase of common stock were $9.3 million and $7.8 million in the six-month periods ended October 31, 2005 and 2004, respectively. The Company expects to continue to purchase common stock under its share repurchase plan.
The Company had available a $30.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus 50 basis points or the Bank’s prime lending rate, at the Company’s option. The line of credit was established in October 2004. As of October 31, 2005, the outstanding balance was $-0-. The Company believes that the net cash provided by operating activities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations and existing cash and marketable securities are insufficient to satisfy the Company’s liquidity requirements, the Company may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.
A summary of Ansoft’s significant contractual obligations and commitments as of October 31, 2005 is as follows (in thousands and for fiscal year):

Operating
Leases
2006	$1,210
2007	1,755
2008	1,215
2009	430
2010	5
For fiscal year 2006, the balance of $1,210 represents the remaining payments due as of October 31, 2005. For fiscal year 2010, the balance of $5 represents the payments through June 30, 2009.

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
Valuation of Accounts Receivable. Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft’s history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of October 31, 2005 and April 30, 2005 was $0.5 million and $0.4 million respectively. We had no significant changes in our collection policies or payment terms during the six-month period ended October 31, 2005.
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
We Are Controlled By Our Principal Stockholders And Management Which May Limit Your Ability To Influence Stockholder Matters.
Our executive officers, directors who are also principal stockholders own approximately 29% of the outstanding shares of Ansoft common stock. As a result, they have the ability to effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders.
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
Mutual bond funds are subject to variable interest rates. As of October 31, 2005 and April 30, 2005, the Company had mutual bond funds with a carrying value of $14.6 million and $11.9 million, respectively. The mutual bond funds are recorded at fair value of $13.8 million and $11.5 as of October 31, 2005 and April 30, 2005, respectively. The average rate of return for the mutual bond funds at October 31, 2005 and April 30, 2005 was 6.1% and 5.6%, respectively.
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
The average foreign exchange rates used to translate the statements of operations were as follows:

	Six months ended	Six months ended
Foreign Currency	October 31, 2005	October 31, 2004

Yen	111.5	111.0
Euro	1.22	1.20
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

PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, the repurchases of common stock for the quarter ended October 31, 2005:

			Total number of	Maximum number of
			shares repurchased	shares that may yet
			as part of publicly	be repurchased
	Total number of	Average price paid	announced plans or	under the plans or
Period	shares repurchased	per share	programs	programs (a)
Aug, 1, 2005— Aug. 31, 2005	40,000	$25.52	2,612,510	387,490
Sept. 1, 2005 — Sept. 30, 2005	21,000	$28.22	2,633,510	366,490
Oct. 1, 2005 — Oct. 31, 2005	21,000	$28.82	2,654,510	345,490

Total	82,000	$27.06

(a)	All repurchases were made pursuant to a share repurchase program publicly announced in 1998 and amended in 2002 and in 2004. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. Under the plan the Company is authorized to repurchase 3.0 million shares.
Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of stockholders of the Company was held on September 22, 2005. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Company’s solicitations.
The following five nominees proposed by the Board of Directors were elected for one year terms expiring at the 2006 Annual Meeting:

	Shares in	Shares
Name	Favor	Withheld
Nicholas Csendes	10,907,408	156,420
Zoltan J. Cendes	10,874,053	189,775
Peter Robbins	9,379,617	1,684,211
John N. Whelihan	10,877,138	186,690
Paul J. Quast	9,380,090	1,683,738

Item 6. Exhibits
10.13	Letter dated October 28, 2005 amending Loan Agreement by and between Ansoft Corporation and PNC Bank, National Association dated October 21, 2004—Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes Oxley Act of 2002—Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes Oxley Act of 2002—Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2005	ANSOFT CORPORATION
	By:	/s/ Nicholas Csendes
Nicholas Csendes
President and Chief Executive Officer

By:	/s/ Thomas A.N. Miller
Thomas A.N. Miller
Chief Financial Officer