Form 10-Q
period 2006-01-31
ANSOFT CORP
filed 2006-02-16
CIK 849433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended January 31, 2006

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
Registrant’s telephone number, including area code: (412) 261-3200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of the close of business on January 31, 2006 was 11,833,310.

ANSOFT CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION
     Item 1. Financial Statements
ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	January 31,	April 30,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$10,498	$11,910
Accounts receivable, net of allowance for doubtful accounts of $525 and $425, respectively	12,660	17,388
Deferred income taxes	566	229
Prepaid expenses and other assets	1,780	1,148

Total current assets	25,504	30,675

Equipment and furniture, net of accumulated depreciation of $7,764 and $6,961, respectively	2,696	2,811
Marketable securities	31,365	28,496
Other assets	128	146
Deferred income taxes	5,733	6,177
Goodwill	1,239	1,239
Other intangible assets, net	2,800	3,877

Total assets	$69,465	$73,421

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$500	$231
Accrued payroll	1,429	2,290
Other accrued expenses	2,522	3,076
Current portion of deferred revenue	15,114	17,500

Total current liabilities	19,565	23,097
Long-term portion of deferred revenue	1,189	1,039

Total liabilities	20,754	24,136

Stockholders’ equity
Preferred stock , par value $0.01 per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock , par value $0.01 per share; 25,000 shares authorized; issued 14,194 and 13,901 shares, respectively and outstanding 11,833 and 12,083, respectively	142	140
Additional paid-in capital	75,596	70,410
Treasury stock, 2,361 and 1,818 shares, respectively	(36,119)	(21,762)
Accumulated other comprehensive loss, net	(1,267)	(338)
Retained earnings	10,359	835

Total stockholders’ equity	48,711	49,285

Total liabilities and stockholders’ equity	$69,465	$73,421

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Revenue
License	$11,251	$10,182	$27,194	$25,012
Service and other	8,404	7,198	25,279	20,992

Total revenue	19,655	17,380	52,473	46,004
Costs of revenue
License	135	141	368	363
Service and other	368	355	1,019	1,015

Total cost of revenue	503	496	1,387	1,378
Gross profit	19,152	16,884	51,086	44,626
Operating Expenses
Sales and marketing	8,013	7,424	22,477	22,522
Research and development	4,188	4,204	12,377	12,230
General and administrative	1,122	1,199	3,692	3,592
Amortization	370	415	1,108	1,208

Total operating expenses	13,693	13,242	39,654	39,552

Income from operations	5,459	3,642	11,432	5,074
Net realized gain (loss) on sale of securities	—	—	(2)	732
Other income, net	269	374	749	975

Income before income taxes	5,728	4,016	12,179	6,781
Income tax expense	1,468	1,232	2,655	2,076

Net income	$4,260	$2,784	$9,524	$4,705

Net income per share
Basic	$0.36	$0.24	$0.80	$0.41

Diluted	$0.33	$0.21	$0.73	$0.35

Weighted average shares used in calculation
Basic	11,849	11,490	11,852	11,574

Diluted	12,957	13,390	12,961	13,342

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended January 31,
	2006	2005
Cash flows from operating activities
Net income	$9,524	$4,705
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	995	1,076
Amortization	1,412	1,437
Loss (gain) on sale of marketable securities	2	(732)
Changes in assets and liabilities
Accounts receivable	4,016	(1,411)
Prepaid expenses and other assets	(670)	(446)
Other long-term assets	(11)	202
Accounts payable and accrued expenses	2,140	723
Deferred revenue	(1,405)	2,930

Net cash provided by operating activities	16,003	8,484

Cash flows from investing activities
Purchases of equipment and furniture	(905)	(633)
Proceeds from the sale of marketable securities	3,177	17,264
Purchases of marketable securities	(6,876)	(17,758)

Net cash provided by (used in) investing activities	(4,604)	(1,127)

Cash flows from financing activities
Repayment of line of credit, net	—	(8,000)
Purchase of treasury stock	(14,357)	(11,443)
Proceeds from the issuance of common stock, net	2,200	3,771

Net cash used in financing activities	(12,157)	(15,672)

Net decrease in cash and cash equivalents	(758)	(8,315)
Effect of exchange rate changes	(654)	454
Cash and cash equivalents at beginning of period	11,910	15,218

Cash and cash equivalents at end of period	$10,498	$7,357

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$85

Cash paid (received) for income taxes	$(44)	$853

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
(2) Comprehensive income
“Comprehensive income” includes foreign currency translation gains and losses and other unrealized gains and losses, net of tax. A summary of comprehensive income follows:

	Three months ended		Nine months ended
	January 31,		January 31,
	2006	2005	2006	2005
Net income	$4,260	$2,784	$9,524	$4,705
Unrealized gain (loss) on marketable securities	213	(133)	(524)	60
Reclassification adjustment for (gain)/loss on sale of marketable securities included in net income	—	—	2	(732)
Foreign currency translation adjustments	—	158	(407)	325

Comprehensive income	$4,473	$2,809	$8,595	$4,358

(3) Net income per share
Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. The weighted-average basic shares were 11,849 and 11,852 for the three and nine month periods ended January 31, 2006, respectively. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The weighted-average dilutive shares were 12,957 and 12,961 for the three and nine month periods ended January 31, 2006, respectively. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. All unexercised stock options for the three-month period ended January 31, 2006 are included in the computation of diluted earnings per share. Unexercised stock options of 5 shares for nine-month period ended January 31, 2006 are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.

(4) Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123 “Accounting for Stock-Based Compensation.” This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board (“APB”) Opinion No. 25 intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with pro forma disclosures of net income and earnings per share. The pro forma effects of stock options on the Company’s net income for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential awards. Pursuant to APB Opinion No. 25 the Company did not recognize compensation expense in its statements of operations for the three and nine month periods ended January 31, 2006 and 2005.
The Company’s pro forma information follows:

	Three months ended January		Nine months ended January
	31,		31,
	2006	2005	2006	2005
Net income as reported	$4,260	$2,784	$9,524	$4,705
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	473	506	1,575	1,744

Pro forma net income	$3,787	$2,278	$7,949	$2,961

Net income per basic common share, as reported	$0.36	$0.24	$0.80	$0.41

Pro forma net income per basic common share	$0.32	$0.20	$0.67	$0.26

Net income per diluted common share, as reported	$0.33	$0.21	$0.73	$0.35

Pro forma net income per diluted common share	$0.29	$0.17	$0.61	$0.22

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
The ability of the Company to borrow under the credit facility is subject to our ongoing compliance with certain financial and other covenants, including a tangible net worth covenant. As of January 31, 2006, the Company was in compliance with its covenants under the credit facility.
As of January 31, 2006, the Company had no borrowings under the credit facility.
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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of January 31, 2006. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
(7) Intangible Assets
The following is a summary of Intangible Assets as of January 31, 2006:

Purchased Technology	$2,230
Non-Compete	2,500
Trademark	212
Customer list	18,488

Total	$23,430

Total accumulated amortization as of January 31, 2006 was $20,630.
These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization as of January 31, 2006 is as follows: 2006 - $358; 2007 — $1,272; and 2008 – $1,170.
(8) Stockholders’ Equity
The Company has consistently repurchased its common stock in public market transactions over the past several years. During the nine-month period ended January 31, 2006, the Company purchased a total of 543 shares of its common stock at an average price of $26.44. The Company utilized $14,357 in cash to effect these common stock purchases. The Company may choose to continue purchases of its common stock in the future.
In October 2004, the Company’s Board of Directors increased the authorized share repurchase amount by 1,000 shares to 3,000.
The Company currently has two stock option plans (1988 Plan and 1995 Plan). Under the terms of both plans, options to purchase common stock are granted at no less than the stock’s fair market value at the date of the grant and may be exercised during the specified future periods as determined by the Board of Directors. Both plans provide that the options shall expire no more than ten years after the date of the grant. During the first nine months of the fiscal year 2006, 48 shares were granted at an average exercise price of $23.34. At January 31, 2006 options to purchase 1,607 shares of common stock were exercisable at an average exercise price of $7.82.

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
During the third quarter of fiscal year 2006, revenues increased by 13% from the previous fiscal year’s third quarter. New license revenue increased by 11% and maintenance revenue increased 17%. The Company experienced growth in both our domestic and international markets for the quarter ended January 31, 2006.
Net income for the quarter was $4.3 million compared to $2.8 million during the third fiscal quarter of 2006.
Results of Operations

	Three months ended			Nine months ended
	January 31,			January 31,
	(In thousands)		Percentage	(In thousands)		Percentage
	2006	2005	change	2006	2005	change
Revenue	$19,655	$17,380	13.1%	$52,473	$46,004	14.1%
Cost of revenue	503	496	1.4%	1,387	1,378	0.7%

Gross profit	19,152	16,884	13.4%	51,086	44,626	14.5%
Operating Expenses
Sales and marketing	8,013	7,424	7.9%	22,477	22,522	(0.2%)
Research and development	4,188	4,204	(0.4%)	12,377	12,230	1.2%
General and administrative	1,122	1,199	(6.4%)	3,692	3,592	2.8%
Amortization	370	415	(10.8%)	1,108	1,208	(8.3%)

Total operating expenses	13,693	13,242	3.4%	39,654	39,552	0.3%

Income from operations	5,459	3,642	49.9%	11,432	5,074	125.3%
Net realized gain (loss) on sale of securities	—	—	—	(2)	732	—
Other income, net	269	374	(28.1%)	749	975	(23.2%)

Income before income taxes	5,728	4,016	42.6%	12,179	6,781	79.6%
Income tax expense	1,468	1,232	19.2%	2,655	2,076	27.9%

Net income	$4,260	$2,784	53.0%	$9,524	$4,705	102.4%

Comparison of the Three and Nine Months Ended January 31, 2006 and 2005
Revenue. Total revenue in the three and nine-month periods ended January 31, 2006 increased 13.1% and 14.1% to $19.7 and $52.5 million. License revenue during the three-month period ended January 31, 2006 increased 10.5% to $11.3 million from $10.2 million during the comparable period in the prior fiscal year. License revenue during the nine-month period ended January 31, 2006 increased 8.7% to $27.2 million from $25 million during the comparable period in the prior fiscal year. The increases are due in part to an improving economy, particularly an improvement in the technology sectors resulting in an increased demand for our software products worldwide. Growth occurred in both our high performance electronics and electromechanical (EM) product lines for the three and nine-month periods. Service and other revenue in the three and nine-month periods ended January 31, 2006 increased 16.8% and 20.4%, respectively, due to the continued growth of the installed base of customers under annual maintenance agreements.
International revenue accounted for 63% and 56% of the Company’s total revenue in the three-month periods ended January 31, 2006 and 2005, respectively. Revenue in Asia accounted for 45% and 39% and revenue in Europe accounted for 18% and 17% in the three-month periods ended January 31, 2006 and 2005, respectively. International revenue accounted for 62% and 57% of the Company’s total revenue in the nine-month periods ended January 31, 2006 and 2005, respectively. Revenue in Asia accounted for 44% and 39% and revenue in Europe accounted for 18% in the nine-month periods ended January 31, 2006 and 2005, respectively. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.
Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the three and nine-month period, using current year exchange rates for the prior year revenues, the international revenue as a percentage of total revenue would decrease 2% to 54% and 1% to 56% of total revenue for the periods ended January 31, 2005, respectively.
Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers. Cost of revenue for the three and nine-month periods ended January 31, 2006 increased 1.4% and remained flat when compared to the same periods in the prior fiscal year.
Sales and marketing expenses. Sales and marketing expenses consist of salaries; commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three and nine-month periods ended January 31, 2006 increased 7.9% to $8.0 million and remained flat at $22.5 million when compared to the same periods in the prior fiscal year. Sales and marketing expenses represented 43% and 49% of total revenue in the nine-month periods ended January 31, 2006 and 2005, respectively.
Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three and nine-month periods ended January 31, 2006 remained flat at $4.2 million and increased 1.2% to $12.4 million. Research and development expenses represented 24% and 27% of total revenue in the nine-month periods ended January 31, 2006 and 2005, respectively.
General and administrative expenses. General and administrative expenses for the three-month period ended January 31, 2006 decreased 6.4% to $1.1 million. General and administrative expenses for the nine-month period ended January 31, 2006 increased 2.8% to $3.7 million. General and administrative expenses represented 7% and 8% of total revenue in the nine-month periods ended January 31, 2006 and 2005, respectively.
Amortization expense. Amortization expense for the three and nine-month periods ended January 31, 2006 decreased 10.8% and 8.3%, respectively. The decrease is due to various intangible assets being fully amortized in the prior fiscal year.

Net realized gain (loss) on sale of securities. Net realized gain (loss) for the nine-month periods ended January 31, 2006 and 2005 was $ (2,000) and $0.7 million, respectively.
Other income, net. Other income for the three and nine-month periods ended January 31, 2006 was $0.3 million and $0.7 million, a decrease of $0.1 million and $0.2 million from the same periods in the previous fiscal year. The decrease is primarily due to losses realized on foreign currency exchange during the nine-month period ending January 31, 2006.
Income tax expense. In the three and nine-month periods ended January 31, 2006, the Company recorded tax expense of $1.5 million and $2.7 million compared to $1.2 million and $2.1 million for the same periods in the previous fiscal year. During the second quarter of fiscal 2006, the Company elected to claim a federal tax credit and refund related to foreign taxes previously paid. As a result, net income for the nine-month period ended January 31, 2006 includes a tax benefit of $0.5 million for an expected refund of prior years federal tax payments. The Company anticipates utilizing excess foreign tax credits claimed during the current fiscal year. This would favorably impact the full year effective rate by approximately 7%.
Liquidity and Capital Resources
As of January 31, 2006, Ansoft had $10.5 million in cash and cash equivalents and $31.4 million of marketable securities. Net cash provided by operating activities in the nine-month periods ended January 31, 2006 and 2005 was $16.0 million and $8.5 million, respectively.
Net cash used in investing activities in the nine-month periods ended January 31, 2006 and 2005 was $4.6 million and $1.1 million, respectively. Capital expenditures were $0.9 million and $0.6 million in the nine-month periods ended January 31, 2006 and 2005, respectively. Proceeds from the sale of marketable securities were $3.2 million and $17.3 million in the nine-month periods ended January 31, 2006 and 2005, respectively. Purchases of marketable securities were $6.9 million and $17.8 million in the nine-month periods ended January 31, 2006 and 2005, respectively. Auction rate securities purchases and sales totaling $3.1 million were included in the current year activity.
Net cash used in financing activities was $12.2 million and $15.7 million in the nine-month periods ended January 31, 2006 and 2005, respectively. Proceeds from the issuance of common stock were $2.2 million and $3.8 million in the nine-month periods ended January 31, 2006 and 2005, respectively. Funds used for the repurchase of common stock were $14.4 million and $11.4 million in the nine-month periods ended January 31, 2006 and 2005, respectively. The Company expects to continue to purchase common stock under its share repurchase plan.
The Company had available a $30.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus 50 basis points or the Bank’s prime lending rate, at the Company’s option. The line of credit was established in January 2005. As of January 31, 2006, the outstanding balance was $-0-. The Company believes that the net cash provided by operating activities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations and existing cash and marketable securities are insufficient to satisfy the Company’s liquidity requirements, the Company may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.
A summary of Ansoft’s significant contractual obligations and commitments as of January 31, 2006 is as follows (in thousands and for fiscal year):

Operating Leases
2006	$572
2007	1,732
2008	1,298
2009	539
2010	112
2011	80
For fiscal year 2006, the balance of $572 represents the remaining payments due as of January 31, 2006. For fiscal year 2011, the balance of $80 represents the payments through January 31, 2011.

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
Valuation of Accounts Receivable. Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft’s history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of January 31, 2006 and April 30, 2005 was $0.5 million and $0.4 million respectively. We had no significant changes in our collection policies or payment terms during the nine-month period ended January 31, 2006.
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
Businesses Or Assets We Acquire May Not Perform As Projected.
We have acquired a number of technologies, assets and companies in recent years, including the Agilent Technologies’ HFSS™ product line within the past five years. As part of our efforts to increase revenue and expand our product and service offerings we may acquire additional companies in the future. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. The foregoing factors could seriously harm our business, financial condition and results of operations.
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
Mutual bond funds are subject to variable interest rates. As of January 31, 2006 and April 30, 2005, the Company had mutual bond funds with a carrying value of $15.2 million and $11.9 million, respectively. The mutual bond funds are recorded at fair value of $14.6 million and $11.5 as of January 31, 2006 and April 30, 2005, respectively. The average rate of return for the mutual bond funds at January 31, 2006 and April 30, 2005 was 6.5% and 5.6%, respectively.
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
     The average foreign exchange rates used to translate the statements of operations were as follows:

	Nine months ended	Nine months ended
Foreign Currency	January 31, 2006	January 31, 2005
Yen	113.2	109.3
Euro	1.22	1.22
Item 4. Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, the repurchases of common stock for the quarter ended January 31, 2006:

				Maximum
			Total number of	number of
			shares repurchased	shares that
			as	may yet be
	Total		part of publicly	repurchased
	number of	Average	announced	under the
	shares	price paid	plans or	plans or
Period	repurchased	per share	programs	programs (a)
Nov. 1, 2005 — Nov. 30, 2005	21,000	$33.25	2,675,510	324,490
Dec. 1, 2005 — Dec. 31, 2005	27,000	$34.44	2,702,510	297,490
Jan. 1, 2006 — Jan. 31, 2006	102,800	$33.07	2,805,310	194,690

Total	150,800	$33.34

(a)	All repurchases were made pursuant to a share repurchase program publicly announced in 1998 and amended in 2002 and in 2004. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. Under the plan the Company is authorized to repurchase 3.0 million shares.

Item 6. Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes Oxley Act of 2002—Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes Oxley Act of 2002—Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2006	ANSOFT CORPORATION

By: /s/ Nicholas Csendes
Nicholas Csendes
President and Chief Executive Officer

By: /s/ Thomas A. N. Miller
Thomas A. N. Miller
Chief Financial Officer