Form 10-K
period 2006-04-30
ANSOFT CORP
filed 2006-06-02
CIK 849433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark one)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2006 or

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
Registrant’s telephone number, including area code: (412) 261-3200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.01 per share
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☑
Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2005, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant’s common stock on the NASDAQ National Market on such date, as reported in The Wall Street Journal, was $271,038,784.
The number of shares of the registrant’s common stock outstanding as of the close of business on June 1, 2006 was 23,715,730.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement of Ansoft Corporation (the “Company”) to be furnished in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 306(c) and 306(d) and 402(a)(8) and (9) of Regulation S-K.

PART I
From time to time Ansoft Corporation, incorporated in Delaware in March of 1989 (we, “Ansoft” or the “Company”) has made and may continue to make written or oral “forward-looking statements” including those contained in this Annual Report on Form 10-K. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including those factors identified in “Risk Factors” under “Item 1. Business.” The following discussion and analysis also should be read in conjunction with “Item 6. Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. Results actually achieved may differ materially from expected results included in these statements.
ITEM 1. BUSINESS
Overview
Ansoft is a leading developer of high-performance electronic design automation (“EDA”) software. Ansoft products are used by electrical engineers worldwide to design state-of-the-art technology products, such as cellular phones, internet networking, satellite communications systems, integrated circuits and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, eliminate physical prototypes, and to reduce time-to-market.
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
Modern electronic and communication systems operate at Gigahertz frequencies and transmit/receive data at Gigabit speeds. As demands for operating performance get ever higher, component level details for the passive interconnects as well as transistor level detail for the active circuits must be modeled accurately. Furthermore, the integration of ever greater functionality on a single chip, system-on-chip, or system-in-package combined with continuing miniaturization leads to dramatic increases in the complexity of electronic components and circuits. This dual requirement of greater accuracy/detail and greater complexity/problem-size drives the demand for a new class of EDA tools to simulate the real life behavior of high-performance electronic and communication devices.
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
Ansoft High Performance Electronics Software
HFSS™ is Ansoft’s flagship 3D electromagnetic field simulation software for high frequency, radio frequency (RF) and wireless design. Ansoft HFSS™ brings the power of the finite element method (FEM) to the engineer’s desktop by leveraging advanced techniques such as automatic adaptive mesh generation and refinement, automatically computes multiple adaptive solutions until a user-defined convergence criterion is met.
Nexxim® is Ansoft’s advanced circuit simulator that addresses the increasingly complex, nonlinear and full-wave circuit behavior of RFCMOS, GaAs/SiGe RF ICs, Gigabit communication backplane design. Nexxim® guarantees consistency of results across time and frequency domains by using the same circuit netlist and library models for transient and harmonic balance analyses.
SIwave™ provides advanced analysis of printed circuit boards (PCBs), components, and packages. SIwave™ generates both frequency- and time-domain results, allowing engineers to model not only individual components, but also entire PCBs and package structures.
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
RMxprt™ helps electric-machine manufacturers make sizing decisions and estimate performance during the initial stage of the design process. RMxprt™ is an ideal tool for calculating critical design parameters, such as torque vs. speed, power loss, flux in the air gap, and efficiency.
AnsoftLinks™ provides bidirectional links for streamlining data import/export between Ansoft’s products and popular MCAD formats include IGES and STEP which are common to ProEngineer, Catia and Unigraphics.
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
As of April 30, 2006, Ansoft’s research and development group consisted of 112 employees. During fiscal 2006, 2005, and 2004, total research and development expenses were $17 million, $16.9 million, and $15.7 million, respectively.
Sales and Marketing
Ansoft markets and sells its products worldwide through its direct sales force and select number of distributors. The Company hires application engineers with significant industry experience who can analyze the needs of its customers and gain technical insight into the development of future products and enhancements to existing products. The Company’s application engineers work with the direct sales force to provide on-site support during critical stages of the user’s benchmark, evaluation and implementation processes. The Company generates sales leads through customer referrals, advertising in trade publications and on the internet. In addition, the Company participates in industry trade shows and organizes seminars to promote and expand the adoption of its products.
In North America, the Company maintains sales and support offices in Arizona, California, Florida, Illinois, Massachusetts, Michigan, New Jersey, Oregon, Texas, Wisconsin, Pennsylvania and Ontario, Canada. In Asia-Pacific, the Company maintains sales and support offices in Japan, Korea, Singapore, Taiwan, and China. In Europe, the Company maintains sales and support offices in England, Germany, France, Italy and Denmark. As of April 30, 2006, the Company had a direct sales force of 45 representatives, supported by 114 employees in application engineering, marketing and sales administration.
Customers
The Company has significant breadth in its installed base with over 2,000 customers in the communications, semiconductor, automotive/industrial, computer, consumer electronics and defense/aerospace industries. No single customer in the Company’s installed base accounted for more than 10% of total revenue within any of the past three fiscal years, and the loss of any one customer or small group of customers would not have a material adverse effect on the Company.
Customer Service and Support
Ansoft offers customers annual maintenance contracts that may generally be purchased for 15% of the list price of the respective software product. Customer support services include on-line and telephone support for design engineers and on-site and in-house training on all products. Customers with maintenance agreements receive product enhancement releases, typically identified by a subsequent whole number version of the same product name (e.g., HFSS™ V10). Product upgrades that add significant new functionality are typically separately identified as an add-on module and have a stand-alone list price (e.g., Optimetrics) and are not covered by the annual maintenance agreement.
We offer a variety of training programs for customers ranging from introductory level courses to advanced training for an additional fee.
Competition
The electronic design automation software market in which Ansoft competes is intensely competitive and subject to rapid change. Ansoft competes directly with certain software offerings from various public EDA companies, in-house analysis tools or test and measurement methodologies and certain smaller privately-held companies. In addition, the EDA industry has become increasingly concentrated in recent years as a result of acquisitions, and further concentration within the EDA industry could result in increased competition for Ansoft. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could seriously harm Ansoft’s business, operating results or financial condition. Ansoft may be unable to compete successfully against current and future competitors, and competitive pressures faced by Ansoft could seriously harm Ansoft’s business, operating results and financial condition.
We believe that the principal competitive factors in our market include:
•	High performance (problem complexity) and accuracy;

•	Short run time;

•	Ease of use;

•	Depth and breadth of product features;

•	High quality user support;

•	Interoperability; and

•	Price.
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

Employees
As of April 30, 2006, Ansoft had a total of 298 employees, including 112 in research and development, 159 in sales, marketing, and customer support services and 27 in administration. None of the Company’s employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. Many of the company’s employees are highly skilled, and there is no assurance that the Company will be able to attract and retain sufficient technical personnel in the future.
Other Information
Ansoft maintains investor relations pages on its internet website at http://www.ansoft.com. On these pages, Ansoft makes available its annual, quarterly and other current reports filed or furnished with the SEC as soon as practicable. These reports may be reviewed or downloaded free of charge. Alternatively, if you would like a paper copy of any such SEC report (without exhibits) or document, write to Mark Ravenstahl, Ansoft Corporation, 225 West Station Square Drive, Suite 200, Pittsburgh, PA 15219, and a copy of such requested document will be provided to you, free of charge.
ITEM 1A. RISK FACTORS
Our Future Operating Results Are Uncertain.
Ansoft incurred a net loss in fiscal 2003. There can be no assurance that Ansoft’s revenue and net income will grow or be sustained in future periods or that Ansoft will be profitable in any future period. Future operating results will depend on many factors, including the degree and the rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft’s products, the level of product and price competition, the ability of Ansoft to develop and market new products and to control costs, the ability of Ansoft to expand its direct sales force and the ability of Ansoft to attract and retain key personnel.
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

Our Stock Price Is Volatile.
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
We Depend On International Sales for a Significant Percentage Of Our Revenue.
International revenue, principally from Asian customers, accounted for approximately 62% and 57% of our total revenue in the years ended April 30, 2006 and 2005, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:
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
We Need To Successfully Manage Our Expanding Operations.
Revenues have grown from $8.7 million in fiscal 1996 to $77.2 million in fiscal year 2006, and the number of employees has grown from 69 in April 1996 to 298 as of April 30, 2006. Ansoft’s ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft’s business, financial condition and results of operations.
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
We Are Controlled By Our Principal Stockholders And Management Which May Limit Your Ability To Influence Stockholder Matters.
Our executive officers, who are also principal stockholders, own approximately 26% of the outstanding shares of Ansoft common stock. As a result, they have the ability to effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Ansoft occupies approximately 28,000 square feet of space at its headquarters in Pittsburgh, Pennsylvania under a lease expiring in 2008. The Company also leases sales and support offices in North America, Europe and Asia. Our current aggregate annual rental expenses for these facilities is approximately $2.6 million. Ansoft believes that its existing facilities are adequate for its current needs and that suitable additional space will be available when needed.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company held a special meeting of stockholders on April 20, 2006 at which the actions below were taken:
1.	The stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Company stock from 25,000,000 shares of common stock to 50,000,000 shares of common stock by the votes indicated below.

Shares in	Shares
Favor	Withheld
13,019,415	6,495
2.	The stockholders approved the Company’s 2006 Stock Incentive Plan by the votes indicated below.

Shares in	Shares
Favor	Withheld
6,153,084	18,585

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth, for the periods indicated, the range of high and low last reported sale prices for the Company’s common stock as reported on the NASDAQ National Market. We are traded under the symbol ANST.

	High	Low
Fiscal year ended April 30, 2005
1st Quarter	$7.64	$6.13
2nd Quarter	8.16	6.24
3rd Quarter	10.23	8.18
4th Quarter	14.23	10.60

Fiscal year ended April 30, 2006
1st Quarter	$12.79	$10.70
2nd Quarter	16.00	12.06
3rd Quarter	17.75	15.07
4th Quarter	22.09	16.93

Fiscal year ended April 30, 2007
1st Quarter (through June 1, 2006)	$23.20	$18.53
On March 7, 2006, the Company announced a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on May 9, 2006. Accordingly, all share price information has been adjusted to reflect the stock split.
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
On June 1, 2006, the Company had 209 stockholders of record, of which certain of the record holders were registered clearing agencies holding common stock on behalf of participants of such clearing agencies.

The following table sets forth, for the period indicated, Equity Compensation Plan Information for the Company.
Equity Compensation Plan Information
As of April 30, 2006

Number of
securities to be
	issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan Category	and rights	and rights	compensation plans

Equity compensation plans approved by security holders	4,177,034	$4.36	1,255,000

Total	4,177,034	$4.36	1,255,000

Issuer Purchases of Equity Securities
In the fourth quarter of fiscal year ended April 30, 2006, we purchased 91,500 shares of Treasury Stock at an average price of $19.60. For the fiscal year ended April 30, 2006, we purchased 1,176,646 shares of Treasury Stock at an average price of $13.73. The following table sets forth the Treasury Stock purchased by month for the quarter ended April 30, 2006.

			Total number of	Maximum
			shares	number of
			repurchased as	shares that may
	Total		part of publicly	yet be
	number of	Average	announced	repurchased
	shares	price paid	plans or	under the plans
Period	repurchased	per share	programs	or programs (1)
Feb. 1, 2006 – Feb. 28, 2006	31,000	$18.06	5,641,620	2,358,380
March 1, 2006 – March 31, 2006	32,500	$19.86	5,674,120	2,325,880
April 1, 2006 – April 30, 2006	28,000	$21.02	5,702,120	2,297,880

Total	91,500	$19.60

(1)	All repurchases were made pursuant to a share repurchase program publicly announced in 1998 and amended in 2002 and 2004. On March 1, 2006, the Company announced that the Board of Directors voted to amend its existing common stock repurchase program to permit the Company to acquire an additional 2,000,000 shares of its common stock. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. Under the plan the Company is authorized to repurchase 8,000,000 shares.
On March 7, 2006, the Company announced a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on May 9, 2006. Accordingly, all share and share price information have been adjusted to reflect the stock split.

ITEM 6. SELECTED FINANCIAL DATA
The selected condensed consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto appearing elsewhere herein.

	Fiscal Year Ended April 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data

Revenue:
License	$42,849	$39,322	$32,301	$27,540	$36,683
Service and other	34,362	28,348	22,352	19,779	16,752

Total revenue	77,211	67,670	54,653	47,319	53,435

Cost of revenue:
License	535	505	702	683	938
Service and other	1,420	1,349	1,155	970	871

Total cost of revenue	1,955	1,854	1,857	1,653	1,809

Gross profit	75,256	65,816	52,796	45,666	51,626

Operating expenses:
Sales and marketing	31,506	31,108	26,930	24,611	24,966
Research and development	17,016	16,901	15,690	18,588	17,705
General and administrative	5,060	4,861	4,488	4,284	4,555
Amortization	1,467	1,552	3,182	3,428	4,129

Total operating expenses	55,049	54,422	50,290	50,911	51,355

Income (loss) from operations	20,207	11,394	2,506	(5,245)	271
Other income, net (1)	1,395	2,206	904	1,152	1,347

Income (loss) before income taxes	21,602	13,600	3,410	(4,093)	1,618
Income tax expense (benefit)	3,805	4,159	854	(970)	404

Net income (loss)	$17,797	$9,441	$2,556	$(3,123)	$1,214

Basic net income (loss) per share (2)	$0.75	$0.41	$0.11	$(0.13)	$0.05

Diluted net income (loss) per share (2)	$0.69	$0.36	$0.10	$(0.13)	$0.04

Weighted average shares outstanding — basic (2)	23,694	23,242	23,344	23,618	23,688
Weighted average shares outstanding — diluted (2)	25,851	25,892	26,496	23,618	27,298

1	Includes net realized gain (loss) on the sale of marketable securities of ($2), $732, ($7), $113, and $0 and other than temporary declines on marketable securities of $0, $27, $0, $78, $117 and $3,076 for the fiscal years ended April 30, 2006, 2005, 2004, 2003,and 2002, respectively.

2	All share and per share information have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.

	April 30,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$16,456	$11,910	$15,218	$7,173	$5,269
Working capital	11,091	7,578	10,707	8,965	7,497
Total assets	85,080	73,421	67,636	63,154	68,224
Long term liabilities	1,088	1,039	10,242	10,000	10,520
Total stockholders’ equity	56,261	49,285	41,686	39,826	43,647

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-K, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include (1) the degree and rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft’s products, (2) the level of product and price competition, (3) the ability of Ansoft to develop and market new products and to control costs, (4) the ability to expand its direct sales force, and (5) the ability to attract and retain key personnel. Ansoft does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
Overview
Ansoft is a developer of electronic design automation (“EDA”) software used in designing high performance technology products and industries. Ansoft’s software is used by electrical engineers in the design of state of the art technology products, such as cellular phones, internet networking, satellite communications systems. integrated circuits and circuit boards, and electronic sensors and motors. Engineers use our software to maximize product performance, eliminate physical prototypes, and reduce time-to-market.
Our overall sales increased this past year. We had an increase in revenues of 14.1% for the fiscal year ended April 30, 2006 as compared to the prior year. The increase in revenues is primarily attributed to a continued improvement in the global economy. Our business grew in each of our three major regions and across both product lines.
Net income for the fourth quarter was $8.3 million compared to $4.3 million net income during the third fiscal quarter of 2006.
Ansoft’s products are classified into two categories, high performance electronics and electromechanical (EM). The following table presents product sales by market application as a percentage of total sales:

	2006	2005	2004
High Performance Electronics	82%	81%	79%
Electromechanical	18%	19%	21%
Critical Accounting Policies
Ansoft’s critical accounting policies are as follows:
•	Revenue Recognition

•	Valuation of Accounts Receivable

•	Impairment of Long-Lived Assets

•	Impairment of Marketable Securities Available for Sale

•	Deferred Tax Asset Valuation Allowance
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
Valuation of Accounts Receivable
Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft’s history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of April 30, 2006 and 2005 was $545,000 and $425,000 respectively. The increase in allowance in fiscal 2006 was primarily due to an increase in customer accounts believed to be uncollectible throughout the year of $143,000 offset by write-offs of $23,000. We had no significant changes in our collection policies or payment terms during the fiscal year ended April 30, 2006.
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
Goodwill and purchased intangibles with indefinite lives are reviewed annually for impairment. A determination of impairment is based on the estimated fair value of the reporting unit.

Impairment of Marketable Securities Available for Sale
An impairment charge is recorded if a decline in the market value of any available for sale security below cost is deemed to be other than temporary. The impairment is charged to earnings and a new cost basis for the security is established.
Deferred Tax Asset Valuation Allowance
Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards. To the extent that it is more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance is established. The Company considers projected future taxable income in making this assessment.
The judgments used in applying the above policies are based on management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See also the “Risk Factors” under “Item 1 Business”.
Results of Operations

	Fiscal Year Ended			Fiscal Year Ended
	April 30			April 30
			Percent			Percent
(In thousands)	2006	2005	Change	2005	2004	Change
Revenue	$77,211	$67,670	14.1%	$67,670	$54,653	23.8%
Cost of revenue	1,955	1,854	5.4%	1,854	1,857	(0.2%)

Gross profit	75,256	65,816	14.3%	65,816	52,796	24.7%

Sales and marketing	31,506	31,108	1.3%	31,108	26,930	15.5%
Research and development	17,016	16,901	0.7%	16,901	15,690	7.7%
General and administrative	5,060	4,861	4.1%	4,861	4,488	8.3%
Amortization	1,467	1,552	(5.5%)	1,552	3,182	(51.2%)

Total operating expenses	55,049	54,422	1.2%	54,422	50,290	8.2%

Income from operations	20,207	11,394	77.3%	11,394	2,506	354.7%
Net realized gain (loss) on sale of securities	(2)	732	—	732	(7)	—
Other income and interest expense, net	1,397	1,474	(5.2%)	1,474	911	61.8%

Income before income taxes	21,602	13,600	58.8%	13,600	3,410	298.8%
Income tax expense	3,805	4,159	(8.5%)	4,159	854	387.0%

Net income	$17,797	$9,441	88.5%	$9,441	$2,556	269.4%

Year Ended April 30, 2006 compared with Year Ended April 30, 2005
Revenue. Total revenue for the fiscal year ended April 30, 2006 increased 14.1% to $77.2 million. License revenue for the fiscal year ended April 30, 2006 increased 9.0% to $42.8 million from $39.3 million. The increase is attributed to an improving economy, particularly an improvement in the technology sectors resulting in an increased demand for our software products worldwide. Growth occurred in both our high performance electronics and EM product lines during the year. Service and other revenue for the fiscal year ended April 30, 2006 increased 21.2% to $34.4 million due to the continued growth of the installed base of customers under annual maintenance agreements. Deferred revenue as of April 30, 2006 increased $2.4 million from prior year end.
International revenue accounted for 62% and 57% of the Company’s total revenue in the years ended April 30, 2006 and 2005, respectively. Revenue in Asia accounted for 45% and 39% and revenue in Europe accounted for 17% and 18% in the years ended April 30, 2006 and 2005, respectively. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.
Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the fiscal year, using current year exchange rates for the prior year revenues, the international revenue as a percentage of total revenue would decrease 1% to 56% of total revenue for the fiscal year ended April 30, 2005.
Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers. Cost of revenue for the fiscal years ended April 30, 2006 and 2005 was $2.0 million and $1.9 million.
Sales and marketing expenses. Sales and marketing expenses consist of salaries; commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses increased 1.3% to $31.5 million in the year ended April 30, 2006, as compared to $31.1 million in the previous fiscal year. Sales and marketing expenses represented 41% and 46% of total revenue for the fiscal years ended April 30, 2006 and 2005, respectively. This decrease is a result of the Company continuing to gain leverage from its sales force.
Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses increased 0.7% to $17.0 million in the year ended April 30, 2005, as compared to $16.9 million in the previous fiscal year. Research and development expenses represented 22% and 25% of total revenue in the years ended April 30, 2006 and 2005, respectively.
General and administrative expenses. General and administrative expenses increased 4.1% to $5.1 million in the year ended April 30, 2006, as compared to $4.9 million in the previous fiscal year. General and administrative expenses represented 7% of total revenue in both the years ended April 30, 2006 and 2005.
Amortization expense. Amortization expense in the fiscal year ended April 30, 2006 was $1.5 million, as compared to $1.6 million in the previous fiscal year.
Net realized gain (loss) on sale of securities. Net realized loss for the fiscal year ended April 30, 2006 was ($2,000) compared to a net realized gain of $0.7 million for the previous fiscal year.
Other income and interest expense, net. Other income for the fiscal year ended April 30, 2006 was $1.4 million, a decrease from the $1.5 million reported in the previous fiscal year. The decrease is primarily due to foreign currency transaction losses resulting from the strengthening of the U.S. dollar during the current fiscal year offset partially by additional income from a larger portfolio of marketable securities held during the current fiscal year.
Income tax expense (benefit). In the fiscal year ended April 30, 2006, the Company recorded tax expense of $3.8 million, a decrease from the $4.2 million reported in the previous fiscal year. The decrease in income tax expense was a result of $2.4 million of income tax benefit for a federal tax credit claim and refund related to foreign taxes previously paid and $1.0 million of income tax benefit associated with the reversal of the Company’s remaining valuation allowance for certain U.S. Federal net deferred tax assets recorded in the current fiscal year.

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
Quarterly Results of Operations
The following table presents unaudited quarterly results for each quarter of fiscal 2006 and fiscal 2005. The information has been prepared on a basis consistent with the Company’s annual consolidated financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for such periods. The Company’s quarterly results have been in the past, and may be in the future, subject to fluctuations due to increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company’s products and the size and timing of significant license transactions. The Company believes that results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. Traditionally, sales in the first quarter will decrease from the fourth quarter of the prior fiscal year. Traditionally, revenues will sequentially increase over the next three quarters of the fiscal year. The fourth quarter is typically the highest revenue quarter for the fiscal year.

	Fiscal 2006				Fiscal 2005
	April 30,	Jan. 31,	Oct. 31,	July 31,	April 30,	Jan. 31,	Oct. 31,	July 31,
	2006	2006	2005	2005	2005	2005	2004	2004
	(in thousands, except per share data)
Total revenue	$24,738	$19,655	$18,028	$14,790	$21,666	$17,380	$15,946	$12,678
Income (loss) from operations	$8,775	$5,459	$4,566	$1,407	$6,320	$3,642	$2,103	$(671)
Net income	$8,273	$4,260	$4,095	$1,169	$4,736	$2,784	$1,889	$30
Basic net income per share	$0.35	$0.18	$0.17	$0.05	$0.20	$0.12	$0.08	$0.00
Diluted net income per share	$0.32	$0.16	$0.16	$0.05	$0.18	$0.10	$0.07	$0.00

Weighted average number of shares outstanding
— basic	23,685	23,698	23,588	23,834	23,732	22,980	23,134	23,328
— diluted	25,811	25,914	25,784	25,954	26,128	26,780	26,476	26,628
All share and per share information have been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.
Liquidity and Capital Resources
As of April 30, 2006, Ansoft had $16.5 million in cash and cash equivalents, $33.6 million of marketable securities and working capital of $11.1 million. Net cash provided by operating activities in the fiscal year ended April 30, 2006 and 2005 was $26.0 million and $16.5 million, respectively.

Net cash used in investing activities in the fiscal year ended April 30, 2006 and 2005 was $7.6 million and $4.8 million, respectively. Capital expenditures were $1.1 million and $0.8 million in the fiscal year ended April 30, 2006 and 2005, respectively. Proceeds from the sale of marketable securities were $3.2 million and $17.5 million in the fiscal year ended April 30, 2006 and 2005, respectively. Purchases of marketable securities were $9.7 million and $21.5 million in the fiscal year ended April 30, 2006 and 2005, respectively.
Net cash used in financing activities was $13.4 million and $15.4 million in the fiscal year ended April 30, 2006 and 2005, respectively. Proceeds from the issuance of common stock were $2.8 million and $7.2 million in the fiscal year ended April 30, 2006 and 2005, respectively. Funds used for the repurchase of common stock were $16.2 million and $12.7 million in the fiscal year ended April 30, 2006 and 2005, respectively. The Company continues to purchase common stock under its share repurchase plan.
The Company had available a $30.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus 50 basis points or the Bank’s prime lending rate, at the Company’s option. The line of credit was established in October 2004. As of April 30, 2006, the outstanding balance was $-0-. The Company believes that the net cash provided by operating activities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations and existing cash and marketable securities are insufficient to satisfy the Company’s liquidity requirements, the Company may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.
A summary of Ansoft’s significant contractual obligations and commitments as of April 30, 2006 is as follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$4,013	$1,868	$1,906	$239	$—
Stock Repurchase Program. The Company has consistently repurchased its common stock in public market transactions over the past several years. During the fiscal year ended April 30, 2006, the Company purchased a total of 1,176,646 shares of common stock at an average price of $13.73. The Company utilized $16.2 million in cash to affect these common stock purchases. The Company may choose to continue purchases of its common stock in the future.
In March 2006, the Company’s Board of Directors increased the authorized share repurchase amount by 2.0 million shares to 8.0 million.
The Company currently has two stock option plans (1995 Plan and 2006 Plan). Under the terms of both plans, options to purchase common stock are granted at no less than the stock’s fair market value at the date of the grant and may be exercised during the specified future periods as determined by the Board of Directors. Both plans provide that the options shall expire no more than ten years after the date of the grant. During the fiscal year 2006, 89,500 shares were granted at an average exercise price of $13.19. At April 30, 2006 options to purchase 3,044,234 shares of common stock were exercisable at an average exercise price of $3.98.
All share and per share information have been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.
Foreign Currency Fluctuations. Foreign currency exchange rates (negatively) positively affected revenue by approximately ($2.4) million, $2.2 million and $1.8 million in fiscal 2006, 2005 and 2004, respectively. Foreign currency fluctuations are primarily due to the strengthening or weakening of the Japanese yen and Euro in relation to the U.S. dollar.

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
The average foreign exchange rates used to translate the 2006, 2005 and 2004 statements of operations were as follows:

	Fiscal year ended	Fiscal year ended	Fiscal year ended
Foreign Currency	April 30, 2006	April 30, 2005	April 30, 2004
Yen	113.78	107.75	113.50
Euro	1.22	1.24	1.15

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ansoft Corporation:
We have audited the accompanying consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended April 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ansoft Corporation and subsidiaries as of April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ansoft Corporation’s internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 31, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/KPMG LLP
Pittsburgh, Pennsylvania
May 31, 2006

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 30,	April 30,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$16,456	$11,910
Accounts receivable, net of allowance for doubtful accounts of $545 and $425, respectively	20,264	17,388
Deferred income taxes	164	229
Prepaid expenses and other assets	1,938	1,148

Total current assets	38,822	30,675

Equipment and furniture, net	2,599	2,811
Marketable securities	33,621	28,496
Other assets	131	146
Deferred income taxes	6,226	6,177
Goodwill	1,239	1,239
Other intangible assets, net	2,442	3,877

Total assets	$85,080	$73,421

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$274	$231
Accrued payroll	3,027	2,290
Accrued income taxes	928	415
Other accrued expenses	3,609	2,661
Current portion of deferred revenue	19,893	17,500

Total current liabilities	27,731	23,097

Long-term liabilities
Long-term portion of deferred revenue	1,088	1,039
Line of credit	—	—

Total long-term liabilities	1,088	1,039

Total liabilities	28,819	24,136

Stockholders’ equity
Preferred stock, par value $0.01 per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, par value $0.01 per share; 50,000 shares authorized; issued 28,576 and 27,802 shares, respectively and outstanding 23,764 and 24,166, respectively	286	280
Additional paid-in capital	76,795	70,270
Treasury stock, 4,812 and 3,636 shares, respectively	(37,913)	(21,762)
Accumulated other comprehensive income (loss)	(1,539)	(338)
Retained earnings	18,632	835

Total stockholders’ equity	56,261	49,285

Total liabilities and stockholders’ equity	$85,080	$73,421

All share, except shares authorized, information has been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.
See accompanying notes to consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

Fiscal Year Ended April 30,	2006	2005	2004
Revenue:
License	$42,849	$39,322	$32,301
Service and other	34,362	28,348	22,352

Total revenue	77,211	67,670	54,653

Cost of revenue:
License revenue	535	505	702
Service and other	1,420	1,349	1,155

Total cost of revenue	1,955	1,854	1,857

Gross profit	75,256	65,816	52,796

Operating Expenses:
Sales and marketing	31,506	31,108	26,930
Research and development	17,016	16,901	15,690
General and administrative	5,060	4,861	4,488
Amortization	1,467	1,552	3,182

Total operating expenses	55,049	54,422	50,290

Income from operations	20,207	11,394	2,506
Net realized gain (loss) on sale of securities	(2)	732	(7)
Other income	1,397	1,574	1,145
Interest expense	—	(100)	(234)

Income before income taxes	21,602	13,600	3,410
Income taxes expense	3,805	4,159	854

Net income	$17,797	$9,441	$2,556

Basic net income per share	$0.75	$0.41	$0.11

Diluted net income per share	$0.69	$0.36	$0.10

Weighted average shares outstanding – basic	23,694	23,242	23,344
Weighted average shares outstanding – diluted	25,851	25,892	26,496
All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.
See accompanying notes to consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

							Accumulated
		Common		Additional	Treasury		Other
	Comprehensive	Stock		Paid-in	Stock		Comprehensive	Accumulated
	Income (Loss)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Surplus (Deficit)
Balance, April 30, 2003		24,592	$246	$55,399	(1,254)	$(3,954)	$(703)	$(11,162)
Purchase of treasury stock		—	—	—	(814)	(5,136)	—	—
Issuance of common stock		964	12	2,357	—	—	—	—
Tax effect of stock option exercises		—	—	677	—	—	—	—
Net income	$2,556	—	—	—	—	—	—	2,556
Foreign currency translation	267	—	—	—	—	—	267	—
Reclassification adjustment	7	—	—	—	—	—	7	—
Change in unrealized loss on marketable securities	1,120	—	—	—	—	—	1,120	—

Comprehensive income	$3,950	—	—	—	—	—	—	—

Balance, April 30, 2004		25,556	$258	$58,433	(2,068)	$(9,090)	$691	$(8,606)
Purchase of treasury stock		—	—	—	(1,568)	(12,672)	—	—
Issuance of common stock		2,246	22	7,221	—	—	—	—
Tax effect of stock option exercises		—	—	4,616	—	—	—	—
Net income	$9,441	—	—	—	—	—	—	9,441
Foreign currency translation	359	—	—	—	—	—	359	—
Reclassification adjustment	(705)	—	—	—	—	—	(705)	—
Change in unrealized gain on marketable securities	(683)	—	—	—	—	—	(683)	—

Comprehensive income	$8,412	—	—	—	—	—	—	—

Balance, April 30, 2005		27,802	$280	$70,270	(3,636)	$(21,762)	$(338)	$835
Purchase of treasury stock		—	—	—	(1,176)	(16,151)	—	—
Issuance of common stock		774	6	2,754	—	—	—	—
Tax effect of stock option exercises		—	—	3,771	—	—	—	—
Net income	$17,797	—	—	—	—	—	—	17,797
Foreign currency translation	(240)	—	—	—	—	—	(240)	—
Change in unrealized gain on marketable securities	(961)	—	—	—	—	—	(961)	—

Comprehensive income	$16,596	—	—	—	—	—	—	—

Balance, April 30, 2006		28,576	$286	$76,795	(4,812)	$(37,913)	$(1,539)	$18,632

All share information has been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.
See accompanying notes to consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended April 30,
	2006	2005	2004
Cash flows from operating activities
Net income	$17,797	$9,441	$2,556

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,326	1,608	1,536
Amortization	1,875	1,879	3,322
Deferred taxes	16	(905)	(282)
Non-cash charge on marketable securities	—	27	—
Loss (gain) on sale of marketable securities	2	(732)	7

Changes in assets and liabilities, net of effect from acquisitions
Accounts receivable	(3,125)	(6,862)	3,789
Prepaid expenses and other assets	(815)	(490)	167
Other long-term assets and liabilities, net	(14)	196	53
Accounts payable and accrued expenses	6,029	6,108	1,566
Deferred revenue	2,879	6,224	1,056

Net cash provided by operating activities	25,970	16,494	13,770

Cash flows from investing activities
Purchases of equipment and furniture	(1,134)	(797)	(1,305)
Proceeds from the sale of marketable securities	3,177	17,531	12,723
Purchase of marketable securities	(9,676)	(21,537)	(15,320)

Net cash used in investing activities	(7,633)	(4,803)	(3,902)

Repayment of line of credit	—	(10,000)	—
Purchase of treasury stock	(16,151)	(12,672)	(5,136)
Proceeds from the issuance of common stock, net	2,760	7,243	3,046

Net cash used in financing activities	(13,391)	(15,429)	(2,090)
Effect of exchange rate changes	(400)	430	267
Cash and cash equivalents at beginning of year	11,910	15,218	7,173

Cash and cash equivalents at end of year	$16,456	$11,910	$15,218

Supplemental disclosures of cash flow information
Cash paid (received) for income taxes	$(695)	$856	$234

Cash paid for interest	$—	$106	$99

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
On March 7, 2006, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, payable in the form of a 100% stock dividend. On May 9, 2006, one additional share of common stock was distributed for each share held of record as of the close of business on May 2, 2006. An amount equal to the par value of the shares issued was transferred from the additional paid-in capital account to the common stock account. All references to number of shares and to per share information, except shares authorized, in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.
On April 20, 2006, stockholders approved an amendment to the Company’s Amended Certificate of Incorporation increasing the number of authorized shares of common stock from 25,000,000 shares to 50,000,000 shares.
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
Allowance for Doubtful Accounts
The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of a receivables when collection becomes doubtful. In making the determination of the appropriate allowance, the Company considers its history of write-offs, relationships with its customers, and the overall credit worthiness of its customers.

Marketable Securities
Marketable securities consist of corporate bonds, bond and government agency funds, and mortgage backed securities that are classified as available for sale as of April 30, 2006 and 2005. Marketable securities available for sale are recorded at fair market value based on quoted market prices and any unrealized gains or losses are recorded as a separate component of stockholders’ equity. Costs of investments sold/held are determined on the average cost method and are classified as non-current. An impairment charge is recorded if a decline in the market value of any available for sale security below cost is deemed to be other than temporary. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets, which include customer lists, a non-compete agreement, and purchased technology, are stated at cost less accumulated amortization and are reviewed at least annually for impairment.
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
Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset exceeds the fair value of the asset.
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
Deferred revenue
Ansoft’s deferred revenue consists of unearned revenue on annual maintenance contracts and the deferred component of bundled PCS.
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
Net Income Per Share
Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. Unexercised stock options of 24 and 206 shares for the fiscal years ended April 30, 2006 and 2004, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive. All unexercised stock options for the fiscal year ended April 30, 2005 are included in the computation of diluted earnings per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented:

	Income	Shares	Per share amount
Fiscal year ended April 30, 2006
Basic net income per share	$17,797	23,694	$0.75
Effect of dilutive securities:
Stock options	—	2,157	(0.06)

Diluted net income per share	$17,797	25,851	$0.69

Fiscal year ended April 30, 2005
Basic net income per share	$9,441	23,242	$0.41
Effect of dilutive securities:
Stock options	—	2,650	(0.05)

Diluted net income per share	$9,441	25,892	$0.36

Fiscal year ended April 30, 2004
Basic net income per share	$2,556	23,344	$0.11
Effect of dilutive securities:
Stock options	—	3,152	(0.01)

Diluted net income per share	$2,556	26,496	$0.10

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123 “Accounting for Stock-Based Compensation.” This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board (“APB”) Opinion No. 25 intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with pro forma disclosures of net income and earnings per share. The pro forma effects of stock options on the Company’s net income for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential awards. Pursuant to APB Opinion No. 25 the Company did not recognize compensation expense in its statements of operations for the fiscal years ended April 30, 2006, 2005 and 2004.
Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Stock Purchase Plan, collectively called “options”) granted subsequent to April 30, 1995 under the fair value method prescribed by SFAS No. 123. The fair value of options granted in fiscal years 2006, 2005 or 2004 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal year ended April 30,
	2006	2005	2004
Risk-free rate (%)	4.23	4.02	2.00
Volatility (%)	67.35	70.65	115.40
Expected life (in years)	6.00	6.00	6.00
Dividend yield (%)	0.00	0.00	0.00
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. However, based solely on this analysis, the weighted average estimated fair value of employee stock options granted during 2006, 2005 and 2004 was $16.34, $9.29 and $7.78 per share, respectively.
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Fiscal year ended April 30,
	2006	2005	2004
Net income, as reported	$17,797	$9,441	$2,556
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(2,037)	(2,289)	(2,469)

Pro forma net income	$15,760	$7,152	$87
Pro forma net income per basic common share	$0.67	$0.62	$0.01
Pro forma net income per diluted common share	$0.61	$0.55	$0.01
Because the Company anticipates making additional grants and options vest over several years, the effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.
Comprehensive Income
Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses related to marketable securities that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income, net of tax of $0 in 2006, 2005, and 2004 in its consolidated statements of stockholder’s equity and comprehensive income.
The components of accumulated other comprehensive income (loss) are as follows net of tax:

	April 30,
	2006	2005
Foreign currency translation gain	$36	$276
Unrealized loss on available for sale securities	(1,575)	(614)

Accumulated other comprehensive loss	$(1,539)	$(338)

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
Fair Value of Financial Instruments
The carrying value and fair value of the Company’s receivables and payables are estimated to be substantially the same at April 30, 2006 and 2005.

2. Recent Accounting Pronouncements
On December 16, 2004, the FASB issued SFAS No. 123(R) and has issued several subsequent Staff Positions clarifying this guidance. This guidance replaced previously existing requirements under SFAS No. 123 and APB No. 25. Under SFAS No. 123(R), an entity must recognize the compensation cost related to employee services received in exchange for all forms of share-based payments to employees, including employee stock options, as an expense in its income statement. The compensation cost of the award would generally be measured based on the grant-date fair value of the award. The Company will be required to adopt SFAS No. 123(R) in the first quarter of fiscal 2007. The resulting additional compensation expense is expected to have a material impact on our fiscal 2007 results of operations. The Company intends to use the modified prospective method for adoption of SFAS No. 123(R) as permitted by the guidance.
3. Equipment and Furniture
Equipment and furniture consist of the following:

	April 30,
	2006	2005
Computers and equipment	$6,928	$7,168
Furniture and fixtures	1,048	1,675
Leasehold improvements	872	929

	8,848	9,772
Less allowances for depreciation and amortization	6,249	6,961

	$2,599	$2,811

4. Other Intangible Assets
Other intangible assets consist of the following:

	April 30,
	2006	2005
Customer list	$18,488	$18,488
Non-compete	2,500	2,500
Purchased technology	2,230	2,230
Trademark	212	212

	23,430	23,430
Less allowances for amortization	20,988	19,553

	$2,442	$3,877

These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense is as follows: 2007 — $1,272; and 2008 — $1,170.

5. Marketable Securities
Marketable securities, classified as available for sale, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	Gain	(loss)	Value
April 30, 2006
Bond Funds	$17,061	$44	$(868)	$16,237
Corporate Bonds	18,135	2	(753)	17,384

Total marketable securities	$35,196	$46	$(1,621)	$33,621

April 30, 2005
Bond Funds	$11,861	$99	$(425)	$11,535
Corporate Bonds	17,249	45	(333)	16,961

Total marketable securities	$29,110	$144	$(758)	$28,496

Other income consists of dividend and interest income and other than temporary declines in fair value of marketable securities. Dividend and interest income was $2,191, $1,535 and $1,145 in fiscal year 2006, 2005, and 2004, respectively. Other than temporary declines were $0, $27, and $0 in fiscal year 2006, 2005, and 2004, respectively.
Gross realized gains on the sale of marketable securities were $0, $828, and $0 in fiscal year 2006, 2005, and 2004, respectively. Gross realized losses on the sale of marketable securities were $2, $96, and $7 in fiscal year 2006, 2005, and 2004, respectively.
The following table sets forth certain information relating to the estimated fair value and unrealized losses on marketable securities available-for-sale as of April 30, 2006. Unrealized losses have been segregated into those existing for less than twelve months and those existing for twelve months or longer.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Bond Funds	$—	$—	$11,183	$868	$11,183	$868
Corporate Bonds	$10,185	$328	$7,150	$425	$17,335	$753

Total	$10,185	$328	$18,333	$1,293	$28,518	$1,621

At April 30, 2006, the contractual maturities of the debt securities available for sale are:

	Amortized Cost	Fair Value
Due in one year or less	—	—
Due after one year through five years	$15,462	$14,852
Due after five years through ten years	$2,673	$2,532
Due after ten years	$—	$—

Total	$18,135	$17,384

It is the Company’s policy to review the fair value of these marketable securities on a regular basis to determine whether its investments are other-than-temporarily impaired. If the Company believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is the Company’s policy to write down the investment to reduce its carrying value to fair value. Unrealized losses from the Company’s marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of April 30, 2006.

6. Line of Credit
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
The ability of the Company to borrow under the credit facility is subject to our ongoing compliance with certain financial and other covenants, including a tangible net worth covenant. As of April 30, 2006, the Company was in compliance with its covenants under the credit facility.
As of April 30, 2006 and 2005, the Company had no borrowings under the credit facility.
7. Leases
The Company leases its corporate headquarters in Pittsburgh, Pennsylvania, and other facilities under operating lease agreements that expire over the next five years. Rental expense incurred by the Company under operating lease agreements totaled $2,615, $2,499, and $2,500 for the years ended April 30, 2006, 2005, and 2004, respectively. The future minimum lease payments for such operating leases as of April 30, 2006, are:

Year ending April 30,
2007	1,868
2008	1,339
2009	567
2010	139
2011	100
8. Common Stock Options
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
During fiscal 2006, the Company’s stockholder’s approved the Company’s 2006 Stock Incentive Plan (2006 Plan). The 2006 Plan authorizes the issuance of 1,340 shares of common stock for the grant of incentive or nonstatutory stock options or restricted stock to employees and directors. Under the terms of the 2006 Plan, options to purchase common stock are granted at no less than the stock’s fair market value at the date of the grant and may be exercised during specified future periods as determined by the Board of Directors. The 2006 Plan provides that the options shall expire no more than ten years after the date of the grant. No more than 400 shares of restricted stock may be issued under the 2006 Plan. There were no shares of restricted stock issued under the 2006 Plan as of April 30, 2006.

	Shares Underlying Outstanding Options
	Shares	Weighted-Average Price
Outstanding, April 30, 2003	7,966	$ 3.55

Granted	158	$ 4.56
Exercised	(964)	$ 2.47
Terminated	(232)	$ 4.10

Outstanding, April 30, 2004	6,928	$ 3.71

Granted	224	$ 7.02
Exercised	(2,246)	$ 3.31
Terminated	(6)	$ 4.69

Outstanding, April 30, 2005	4,900	$ 4.03

Granted	90	$ 13.19
Exercised	(774)	$ 3.50
Terminated	(39)	$ 8.90

Outstanding, April 30, 2006	4,177	$ 4.36

At April 30, 2006 options to purchase 3,044 shares of common stock were exercisable at an average exercise price of $3.98. Options to purchase 1,255 shares of common stock were available for future grant as of April 30, 2006.
The following table summarizes information about stock options outstanding as of April 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
	at April 30,	Contractual	Exercise	at April 30,	Exercise
Range Of Exercise Prices	2006	Life	Price	2006	Price
$ 2.37-$ 3.47	1,752	4.0	$2.60	1,378	$2.60
$ 3.65-$ 5.45	1,442	5.3	$4.51	1,155	$4.49
$ 6.23-$ 8.18	851	6.3	$6.53	502	$6.49
$10.59-$15.07	119	9.1	$11.44	9	$10.60
$20.43-$22.09	13	10.0	$20.69	—	$—
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

	2006	2005	2004
High Performance Electronics	82%	81%	79%
Electromechanical	18%	19%	21%
Profitability information by product category is not available as operating expenses and other income and expense items are managed on a functional basis.

Export sales, principally to Asia, accounted for 62%, 57%, and 57% of total product revenue in 2006, 2005, and 2004, respectively. Included in export sales to Asia were sales to Japan, which accounted for approximately 24%, 22%, and 23% of total revenue in fiscal 2006, 2005, and 2004, respectively. No other foreign country accounted for more than 10% of total revenue during these periods. As of April 30, 2006 and 2005, there were assets of $20,135 and $15,660 in Asia and $7,020 and $5,140 in Europe.
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
10. Income Tax
Income before taxes includes domestic and foreign income as follows:

	April 30,
	2006	2005	2004
Domestic	$20,848	$12,470	$1,648
Foreign	754	1,130	1,762

Total	$21,602	$13,600	$3,410

The provision for income taxes consists of the following:

	April 30,
	2006	2005	2004
Current:
Federal	$2,554	$4,474	$499
State	953	468	192
Foreign	282	122	445

Total	3,789	5,064	1,136

Deferred:
Federal	87	(1,291)	(394)
State	(29)	7	(72)
Foreign	(42)	379	184

Total	16	(905)	(282)

Total expense for income tax	$3,805	$4,159	$854

The Company’s actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the statutory federal rate to income before income taxes as a result of the following:

	April 30,
	2006	2005	2004
Income tax expense at statutory rate	$7,561	$4,623	$1,159
State income tax, net of federal benefit	634	503	79
Research and development credit	(1,056)	(1,108)	(480)
Rate differential between U.S and foreign taxes	54	174	30
Change in valuation allowance	(1,131)	(197)	(55)
Foreign tax credit	(2,365)	—	—
Intangible amortization	6	31	74
Other, net	102	133	47

Actual income tax expense	$3,805	$4,159	$854

For the year ended April 30, 2006, the Company recognized $2.4 million of income tax benefit for a federal tax credit claim and refund related to foreign taxes previously paid.
In addition to amounts applicable to income before taxes, the following income tax benefit amounts were recorded in stockholders’ equity.

	Fiscal year ending April 30,
	2006	2005	2004
Tax effect of stock option exercises	$(3,771)	$(4,616)	$(677)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	April 30,
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$434	$477
Capital loss carryovers	160	427
Allowance for doubtful accounts	164	161
Alternative minimum tax credit carryforward	282	156
Research and development tax credit carryforward	1,637	2,623
Intangible assets	3,996	3,992
Foreign tax credit	—	191
Furniture and equipment	312	30
Net unrealized losses on available for sale securities	1,493	1,203

Total gross deferred tax assets	8,478	9,260
Less valuation allowance	(2,088)	(2,854)

Net deferred taxes	6,390	6,406

The net change in the total valuation allowance for the years ended April 30, 2006 and April 30, 2005 was a decrease of $766 and an increase of $331, respectively. An increase of $365 and of $528 in the valuation allowance was recorded in accumulated other comprehensive income relating to marketable securities for the years ended April 30, 2006 and 2005, respectively. As a result of the Company’s improved profitability, the Company reversed a valuation allowance of approximately $1.0 million for certain U.S. Federal deferred taxes in the 2006 fourth quarter. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset as of April 30, 2006.
As of April 30, 2006, the Company had foreign operating loss carryforwards of $1,316 which are available to offset future foreign taxable income over an indefinite period. The Company also has alternative minimum tax credit carryforwards of $282 which are available to reduce future federal income taxes, if any, over an indefinite period. The Company has research and development credit carryforwards of $1,637 as of April 30, 2006. These credits will be available to reduce future federal income taxes, if any, through April 30, 2022. The Company also has capital loss carryovers of $458 that are available to offset capital gains through April 30, 2007.
As of April 30, 2006, the Company had undistributed earnings of foreign subsidiaries, amounting to $2,192 on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the U.S.
11. Employee Benefit Plan
The Company has a 401(k) savings and retirement plan which covers its full-time employees who have attained the age of 21. Eligible employees make voluntary contributions to the plan. The Company is not required to contribute, nor has it contributed, to the 401(k) plan.
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
To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of April 30, 2006. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on such assessment, management determined that the Company’s internal control over financial reporting was effective as of April 30, 2006 based on those criteria.
KPMG LLP, has issued an audit report on our assessment and on the effectiveness of the Company’s internal control over financial reporting. The KPMG report is included in (c) Evaluation of Changes in Internal Control over Financial Reporting.
(c) Evaluation of Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ansoft Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Ansoft Corporation (the Company) maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ansoft Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Ansoft Corporation maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Ansoft Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2006, and our report dated May 31, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
May 31, 2006

ITEM 9B. OTHER INFORMATION
None.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
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
(c) Schedules.
Schedule II—Valuation and Qualifying Accounts and Reserves for each of the years in the three-year period ended April 30, 2006.
Financial statement schedules not listed above have been omitted because they are inapplicable, are not required under applicable provisions of Regulation S-X, or the information that would otherwise be included in such schedules is contained in the registrant’s financial statements or accompanying notes.
Ansoft Corporation
Schedule II-Valuation and Qualifying Accounts and Reserves
For the three years ended April 30, 2006
(in thousands)

		Additions
	Balance as of	(Deductions)		Balance as of
	the Beginning	Charged to Costs		the End of
	of the Period	and Expenses	Deductions	the Period
Year ended April 30, 2006 Allowance for doubtful accounts	425	143	(23)	545
Year ended April 30, 2005 Allowance for doubtful accounts	903	(197)	(281)	425
Year ended April 30, 2004 Allowance for doubtful accounts	818	250	(165)	903

EXHIBIT INDEX
The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (filed herewith)

3.3	Bylaws of the Company (incorporated by reference from Registration Statement No. 333-1398)

10.1	1988 Stock Option Plan of the Company (incorporated by reference from Registration Statement No. 333-1398)**

10.2	1995 Stock Option Plan of the Company (incorporated by reference from Registration Statement No. 333-1398)**

10.3	Zoltan Cendes Stock Option Agreement, dated April 30, 1995 (incorporated by reference from Registration Statement No. 333-1398)

10.4	Loan Agreement by and between Ansoft Corporation and PNC Bank, National Association dated October 21, 2004 (incorporated by reference from Exhibit 99.1 to Form 8-K filed October 21, 2004)

10.5	Jacob K. White Stock Option Agreement dated February 1, 1996, as amended (incorporated by reference from Registration Statement No. 333-40189)

10.6	John N. Whelihan Stock Option Agreement dated February 1, 1996, as amended (incorporated by reference from Registration Statement No. 333-40189)

10.7	Agilent HFSS™ Technology and License Transfer Agreement dated May 1, 2001 (incorporated by reference from Exhibit 10.12 of Form 10-K filed July 25, 2003)

10.8	Letter dated October 28, 2005 amending Loan Agreement by and between Ansoft Corporation and PNC Bank, National Association dated October 21, 2004 (incorporated by reference from Exhibit 10.13 of Form 10-Q filed November 18, 2005).

10.9	2006 Stock Incentive Plan of the Company (filed herewith) **

14	Code of Business Conduct-this code of ethics may be accessed at the Company’s website:
www.ansoft.com

21.1	Subsidiaries of the registrant (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

**	Incentive or stock compensation plan of the Company

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 2, 2006.

ANSOFT CORPORATION

By	/s/ Nicholas Csendes Nicholas Csendes
President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 2, 2006.

Signature	Title
/s/ Nicholas Csendes	Director, President and Chief Executive Officer
Nicholas Csendes	(Principal Executive Officer)

/s/ Thomas A.N. Miller	Chief Financial Officer
Thomas A.N. Miller	(Principal Financial and Accounting Officer)

/s/ Zoltan J. Cendes	Director, Chief Technology Officer
Zoltan J. Cendes	and Chairman of the Board of Directors

/s/ Peter Robbins	Director
Peter Robbins

/s/ Paul Quast	Director
Paul Quast

/s/ John N. Whelihan	Director
John N. Whelihan