Form 10-Q
period 2006-07-31
ANSOFT CORP
filed 2006-09-06
CIK 849433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of shares of the registrant’s Common Stock outstanding as of the close of business on July 31, 2006 was 23,573,139.

ANSOFT CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	July 31,	April 30,
	2006	2006
Assets
Current assets
Cash and cash equivalents	$16,703	$16,456
Accounts receivable, net of allowance for doubtful Accounts of $640 and $545, respectively	11,890	20,264
Deferred income taxes	164	164
Prepaid expenses and other assets	2,653	1,938

Total current assets	31,410	38,822

Equipment and furniture, net of accumulated depreciation of $6,530 and $6,249, respectively	2,532	2,599
Marketable securities	36,298	33,621
Other assets	140	131
Deferred income taxes	6,344	6,226
Goodwill	1,239	1,239
Other intangible assets, net	2,096	2,442

Total assets	$80,059	$85,080

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$189	$274
Accrued payroll	1,176	3,027
Accrued income taxes	1,526	928
Other accrued expenses	2,890	3,609
Current portion of deferred revenue	19,204	19,893

Total current liabilities	24,985	27,731
Long-term portion of deferred revenue	940	1,088

Total liabilities	25,925	28,819

Stockholders’ equity
Preferred stock , par value $0.01 per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock , par value $0.01 per share; 50,000 shares authorized; issued 28,672 and 28,576 shares, respectively and outstanding 23,573 and 23,764, respectively	287	286
Additional paid-in capital	77,926	76,795
Treasury stock, 5,099 and 4,812 shares, respectively	(43,650)	(37,913)
Accumulated other comprehensive loss, net	(1,350)	(1,539)
Retained earnings	20,921	18,632

Total stockholders’ equity	54,134	56,261

Total liabilities and stockholders’ equity	$80,059	$85,080

All share, except shares authorized, information has been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.
See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended July 31,
	2006	2005
Revenue
License	$8,185	$6,820
Service and other	9,138	7,970

Total revenue	17,323	14,790
Costs of revenue
License	120	99
Service and other	333	329

Total cost of revenue	453	428
Gross profit	16,870	14,362
Operating Expenses
Sales and marketing	7,478	7,143
Research and development	4,826	4,060
General and administrative	1,384	1,383
Amortization	346	369

Total operating expenses	14,034	12,955

Income from operations	2,836	1,407
Net realized loss on sale of securities	—	(2)
Other income, net	815	340

Income before income taxes	3,651	1,745
Income tax expense	1,362	576

Net income	$2,289	$1,169

Net income per share
Basic	$0.10	$0.05

Diluted	$0.09	$0.05

Weighted average shares used in calculation
Basic	23,609	23,834

Diluted	26,174	25,954

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.
See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended July 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,289	$1,169
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	270	340
Amortization	457	471
Stock-based compensation	636	—
Excess tax benefit from stock-based compensation	(133)	—
Loss on sale of marketable securities	—	2
Changes in assets and liabilities
Accounts receivable	8,357	7,644
Prepaid expenses and other assets	(715)	(723)
Other long-term assets	(10)	—
Accounts payable and accrued expenses	(2,046)	(1,192)
Deferred revenue	(863)	(825)

Net cash provided by operating activities	8,242	6,886

Cash flows from investing activities:
Purchases of equipment and furniture	(203)	(578)
Proceeds from the sale of marketable securities	—	3,177
Purchases of marketable securities	(2,497)	(5,934)

Net cash used in investing activities	(2,700)	(3,335)

Cash flows from financing activities:
Purchase of treasury stock	(5,737)	(7,111)
Proceeds from the issuance of common stock, net	362	236
Excess tax benefit from stock-based compensation	133	—

Net cash used in financing activities	(5,242)	(6,875)

Net increase (decrease) in cash and cash equivalents	300	(3,324)

Effect of exchange rate changes	(53)	(443)

Cash and cash equivalents at beginning of period	16,456	11,910

Cash and cash equivalents at end of period	$16,703	$8,143

Supplemental disclosures of cash flow information
Cash paid for income taxes	$747	$—

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(unaudited)
(1) Basis of Presentation
The unaudited consolidated financial statements include the accounts of Ansoft Corporation (“Ansoft” or the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the April 30, 2006 consolidated financial statements and notes thereto included in Ansoft’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
On March 7, 2006, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, payable in the form of a 100% stock dividend. On May 9, 2006, one additional share of Company common stock was distributed for each share held of record as of the close of business on May 2, 2006. An amount equal to the par value of the shares issued was transferred from the additional paid-in capital account to the common stock account. All references to number of shares and to per share information, except shares authorized, in the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.
On April 20, 2006, the Company’s stockholders approved an amendment to the Company’s Amended Certificate of Incorporation increasing the number of authorized shares of common stock from 25,000,000 shares to 50,000,000 shares.
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
(2) Comprehensive income
“Comprehensive income” includes foreign currency translation gains and losses and other unrealized gains and losses, net of tax. A summary of comprehensive income follows:

	Three months ended July 31,
	2006	2005
Net income	$2,289	$1,169
Unrealized gain (loss) on marketable securities	290	(38)
Reclassification adjustment for loss on sale of marketable securities included in net income	—	2
Foreign currency translation adjustments	(101)	(285)

Comprehensive income	$2,478	$848

(3) Net Income Per Share
Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. The weighted-average basic shares were 23,609 for the three month period ended July 31, 2006. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The weighted-average dilutive shares were 26,174 for the three month period ended July 31, 2006. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. All unexercised stock options for the three-month periods ended July 31, 2006 and 2005 are included in the computation of diluted earnings per share.

(4) Stock-Based Compensation
Prior to May 1, 2006, the Company accounted for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation.” This statement permitted a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board (“APB”) Opinion No. 25 intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company had adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with pro forma disclosures of net income and earnings per share. Pursuant to APB Opinion No. 25 the Company did not recognize compensation expense in its statements of operations for the three-month period ended July 31, 2005.
Effective May 1, 2006, the Company adopted the fair value recognition provisions of FASB SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified-prospective transition method. Under this method, compensation cost is recognized beginning with the effective date for (a) any stock-based awards granted through, but not yet vested as of April 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and (b) any stock-based awards granted subsequent to April 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The results for prior periods have not been retroactively adjusted.
As a result of adopting SFAS 123R, the Company’s income from operations and income before income taxes was reduced by $0.6 million and net income was reduced by $0.5 million for the three month period ended July 31, 2006. The adoption of SFAS 123R reduced basic and fully diluted net income per share by $0.02 for the three month period ended July 31, 2006. The stock based compensation expense was recorded in sales and marketing, research and development, and general and administrative. As of July 31, 2006, the total unrecognized stock-based compensation related to non-vested stock option grants was $2,457, net of estimated forfeitures, which will be recognized over a weighted average period of 2.5 years.
The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock option awards for the three months ended July 31, 2005.

Three months
ended July 31,
2005
Net income as reported	$1,169
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(542)

Pro forma net income	$627

Net income per basic common share, as reported	$0.05

Pro forma net income per basic common share	$0.03

Net income per diluted common share, as reported	$0.05

Pro forma net income per diluted common share	$0.02

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, which includes the assumptions noted in the following table. The risk-free rate for the periods within the contractual life of the option is based on the U.S Treasury yield in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock. The expected life of the options represents the period of time the options granted are expected to be outstanding based on historical experience with similar grants. The dividend yield is based on the historical dividend yield of the Company. The weighted average grant date fair value of options granted during the three-month periods ended July 31, 2006 and 2005 were $11.00 and $6.90, respectively. The weighted average assumptions used in the model for the three months ended July 31, 2006 and 2005 were as follows:

	Three months	Three months
	ended July 31,	ended July 31,
	2006	2005
Risk-free rate (%)	5.00	4.04
Volatility (%)	55.07	68.40
Expected life (in years)	5.3	6.0
Dividend yield (%)	0.00	0.00

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.
The Company currently has stock options outstanding under the 1995 Stock Option Plan and 2006 Stock Incentive Plan (collectively the “Plans”). Stock options generally vest over five years in 20% increments from the date of grant and expire 10 years from the date of grant. The 2006 Stock Incentive Plan (2006 Plan)authorizes the issuance of 1,340 shares of common stock for the grant of incentive or nonstatutory stock options or restricted stock to employees and directors. As of July 31, 2006, there were 1,254 shares of common stock available for issuance under the 2006 Plan. There were no shares of restricted stock issued under the 2006 Plan as of July 31, 2006. The Company issues new shares of common stock upon exercise of stock options.
A summary of the changes in stock options outstanding and exercisable under the Plans during the three months ended July 31, 2006 is as follows:

			Weighted-
			Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate
	Number of Shares	Exercise Price	(Years)	Intrinsic Value
Outstanding, April 30, 2006	4,177	$4.36
Granted	12	$20.31
Exercised	(99)	$2.73
Cancelled	(12)	$8.88

Outstanding, July 31, 2006	4,078	$4.43	4.87	$66,684

Exercisable, July 31, 2006	3,002	$4.03	4.29	$50,270
The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $20.78 as of the last trading day of the period ended July 31, 2006.
The Company recorded cash proceeds from the exercise of stock options of $0.4 million and $0.2 million and related tax benefits of $0.1 million and $0.2 million during the three-month periods ended July 31, 2006 and 2005, respectively. All of the tax benefits for the three-month periods ended July 31, 2006 and 2005 were classified as excess tax benefits and accordingly were recorded in additional paid-in capital. The total intrinsic value for stock options exercised during the three-month periods ended July 31, 2006 and 2005 was $1.7 million and $0.5 million, respectively.
During the three-month periods ended July 31, 2006 and 2005, the total fair value of options vested was $0.1 million. The nonvested stock option activity during the three-month period ended July 31, 2006 is presented in the following table:

		Weighted-Average
	Number of Shares	Fair Value
Nonvested, April 30, 2006	1,104	$4.19
Granted	12	$11.01
Vested	(28)	$3.81
Forfeited	(12)	$5.83

Nonvested, July 31, 2006	1,076	$4.26

The following table summarizes additional information about stock options outstanding as of July 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range Of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.37-$3.47	1,661	3.85	2.58	1,295	2.60
$3.65-$5.45	1,434	5.00	4.50	1,190	4.49
$6.23-$8.18	846	5.99	6.53	504	6.49
$10.59-$15.07	112	8.79	11.45	13	10.63
$19.58-$22.09	25	9.82	20.50	—	—
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
The ability of the Company to borrow under the credit facility is subject to its ongoing compliance with certain financial and other covenants, including a tangible net worth covenant. As of July 31, 2006, the Company was in compliance with its covenants under the credit facility.
As of July 31, 2006, the Company had no borrowings under the credit facility.
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
To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of July 31, 2006. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
(7) Intangible Assets
The following is a summary of intangible assets as of July 31, 2006:

Purchased Technology	$2,230
Non-Compete	2,500
Trademark	212
Customer List	18,488

Total	$23,430

Total accumulated amortization as of July 31, 2006 was $21,334.
These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization as of July 31, 2006 is as follows: 2007 — $926; and 2008 – $1,170.
(8) Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 will have on its consolidated financial statements.

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
During the first quarter of fiscal year 2007, revenues increased by 17.1% from the previous fiscal year’s first quarter. New license revenue increased by 20.0% and maintenance revenue increased 14.7%. The Company experienced growth in both our domestic and international markets for the quarter ended July 31, 2006.
Net income for the quarter was $2.3 million compared to $1.2 million during the first fiscal quarter of 2006.
Results of Operations

			Percentage
	Three months ended July 31,		change
	(In thousands)
	2006	2005
Revenue	$17,323	$14,790	17.1%
Cost of revenue	453	428	5.8%

Gross profit	16,870	14,362	17.5%
Operating Expenses
Sales and marketing	7,478	7,143	4.7%
Research and development	4,826	4,060	18.9%
General and administrative	1,384	1,383	0.1%
Amortization	346	369	(6.2%)

Total operating expenses	14,034	12,955	8.3%

Income from operations	2,836	1,407	101.6%
Net realized loss on sale of securities	—	(2)	—
Other income, net	815	340	139.7%

Income before income taxes	3,651	1,745	109.2%
Income tax expense	1,362	576	136.5%

Net income	$2,289	$1,169	95.8%

Comparison of the Three Months Ended July 31, 2006 and 2005
Revenue. Total revenue in the three-month period ended July 31, 2006 increased 17.1% to $17.3 million. License revenue during the three-month period ended July 31, 2006 increased 20.0% to $8.2 million from $6.8 million during the comparable period in the prior fiscal year. The increase is due in part to an improving economy, particularly an improvement in the technology sectors resulting in an increased demand for our software products worldwide. Growth occurred in both our high performance electronics and electromechanical (EM) product lines for the three-month period. Service and other revenue in the three-month period ended July 31, 2006 increased 14.7% due to the continued growth of the installed base of customers under annual maintenance agreements.
International revenue accounted for 58% and 61% of the Company’s total revenue in the three-month periods ended July 31, 2006 and 2005, respectively. Revenue in Asia accounted for 44% and revenue in Europe accounted for 14% and 17% in the three-month periods ended July 31, 2006 and 2005, respectively. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.
Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the three-month period, using current year exchange rates for the prior year revenues, the international revenue as a percentage of total revenue would decrease 4% to 57% of total revenue for the period ended July 31, 2005.
Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers. Cost of revenue for the three-month period ended July 31, 2006 increased 5.8%.
Sales and marketing expenses. Sales and marketing expenses consist of salaries; commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three-month period ended July 31, 2006 increased 4.7% to $7.5 million. Stock compensation expense of $0.1 million was included in sales and marketing expenses for the three-month period ended July 31, 2006 due to the adoption of SFAS 123R. Sales and marketing expenses represented 43% and 48% of total revenue in the three-month periods ended July 31, 2006 and 2005, respectively. This decrease is a result of the Company continuing to gain leverage from its sales force.
Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three-month period ended July 31, 2006 increased 18.9% to $4.8 million. Total research and development costs increased primarily due to the additional personnel required to meet software development requirements. Further, the increase in research and development costs can be attributed to the adoption of SFAS 123R, which resulted in the recognition of $0.4 million in stock-based compensation costs. Research and development expenses represented 28% and 27% of total revenue in the three-month periods ended July 31, 2006 and 2005, respectively.
General and administrative expenses. General and administrative expenses for the three-month period ended July 31, 2006 remained flat at $1.4 million. Included in general and administrative expenses for the first quarter of fiscal 2007 was $0.1 million in stock based compensation expense due to the adoption of SFAS 123R. General and administrative expenses represented 8% and 9% of total revenue in the three-month periods ended July 31, 2006 and 2005, respectively.
Amortization expense. Amortization expense for the three-month period ended July 31, 2006 decreased 6.2%. The decrease is due to various intangible assets being fully amortized in the prior fiscal year.

Other income, net. Other income for the three-month period ended July 31, 2006 was $0.8 million, an increase of $0.5 million from the same period in the previous fiscal year. The increase is primarily due to gains realized on foreign currency exchange during the three-month period ending July 31, 2006.
Income tax expense. In the three-month period ended July 31, 2006, the Company recorded tax expense of $1.4 million compared to $0.6 million for the same period in the previous fiscal year. The Company’s effective tax rate in the previous fiscal first quarter was favorably impacted by the research and development credit. The US Research and Development Tax Credit expired at the end of 2005 and, as a result, the Company has not taken any benefit for this credit in the period ending July 31, 2006. Congress is considering proposals to extend this Tax Credit, retroactively to January 1, 2006. If such legislation is enacted, any impact would be recorded in future quarters.
Liquidity and Capital Resources
As of July 31, 2006, Ansoft had $16.7 million in cash and cash equivalents and $36.3 million of marketable securities. Net cash provided by operating activities in the three-month periods ended July 31, 2006 and 2005 was $8.2 million and $6.9 million, respectively.
Net cash used in investing activities in the three-month periods ended July 31, 2006 and 2005 was $2.7 million and $3.3 million, respectively. Capital expenditures were $0.2 million and $0.6 million in the three-month periods ended July 31, 2006 and 2005, respectively. Proceeds from the sale of marketable securities were $-0- and $3.2 million in the three-month periods ended July 31, 2006 and 2005, respectively. Purchases of marketable securities were $2.5 million and $5.9 million in the three-month period ended July 31, 2006 and 2005, respectively.
Net cash used in financing activities was $5.2 million and $6.9 million in the three-month periods ended July 31, 2006 and 2005, respectively. Proceeds from the issuance of common stock were $0.4 million and $0.2 million in the three-month periods ended July 31, 2006 and 2005, respectively. Funds used for the repurchase of common stock were $5.7 million and $7.1 million in the three-month periods ended July 31, 2006 and 2005, respectively. The Company expects to continue to purchase common stock under its share repurchase plan.
The Company had available a $30.0 million secured line of credit from a domestic financial institution at an interest rate equal to LIBOR plus 50 basis points or the Bank’s prime lending rate, at the Company’s option. As of July 31, 2006, the Company had no borrowings under the credit facility. The Company believes that the net cash provided by operating activities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations and existing cash and marketable securities are insufficient to satisfy the Company’s liquidity requirements, the Company may seek additional funds through equity or debt financing. There can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.
A summary of Ansoft’s significant contractual obligations and commitments as of July 31, 2006 is as follows (in thousands and for fiscal year):

Operating Leases
2007	$1,673
2008	1,622
2009	640
2010	141
2011	102
For fiscal year 2007, the balance of $1,673 represents the remaining payments due as of July 31, 2006. For fiscal year 2011, the balance of $102 represents the payments through January 31, 2011.

Critical Accounting Policies
Ansoft’s critical accounting policies are as follows:
•	Revenue Recognition

•	Valuation of Accounts Receivable

•	Impairment of Long-Lived Assets

•	Impairment of Marketable Securities Available for Sale

•	Stock-Based Compensation Expense

•	Deferred Tax Asset Valuation Allowance
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
License revenue. Ansoft generally licenses its software on a perpetual basis with no right to return or exchange the licensed software. License revenue is recognized based on the residual method.
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
Valuation of Accounts Receivable. Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft’s history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of July 31, 2006 and April 30, 2006 was $0.6 million and $0.5 million respectively. We had no significant changes in our collection policies or payment terms during the three-month period ended July 31, 2006.
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

Stock-Based Compensation Expense. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. The Company uses the Black-Scholes option-pricing model which requires the input of assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.
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
Ansoft has incurred a net loss in one of the past five fiscal years. There can be no assurance that Ansoft’s revenue and net income will grow or be sustained in future periods or that Ansoft will be profitable in any future period. Future operating results will depend on many factors, including the degree and the rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft’s products, the level of product and price competition, the ability of Ansoft to develop and market new products and to control costs, the ability of Ansoft to expand its direct sales force and the ability of Ansoft to attract and retain key personnel.
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
Businesses Or Assets We Acquire May Not Perform As Projected.
As part of our efforts to increase revenue and expand our product and service offerings we may acquire additional companies or assets in the future. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. The foregoing factors could seriously harm our business, financial condition and results of operations.
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
We Depend On International Sales for a Significant Percentage Of Our Revenue.
International revenue, principally from Asian customers, accounted for approximately 62% and 57% of our total revenue in each of the years ended April 30, 2006 and 2005. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in reported market risks faced by the Company since April 30, 2006.
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
Foreign Currency Risk. The majority of our foreign currency transactions are denominated in yen or euro, which are the functional currencies of Japan and Europe, respectively. As a result of transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and do not currently believe that foreign currency exchange risk is significant to our operations due to the short term nature of assets and liabilities denominated in foreign currencies.
The average foreign exchange rates used to translate the statements of operations were as follows:

	Three months ended	Three months ended
Foreign Currency	July 31, 2006	July 31, 2005
Yen	114.3	108.8
Euro	1.27	1.24
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

PART II OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in our 2006 Annual Report on Form 10-K. [See additional risk factors under Management’s Discussion and Analysis of Financial Condition and Results of Operations.]
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, the repurchases of common stock for the quarter ended July 31, 2006:

			Total number of	Maximum
			shares	number of
			repurchased as	shares that may
	Total		part of publicly	yet be
	number of	Average	announced	repurchased
	shares	price paid	plans or	under the plans
Period	repurchased	per share	programs	or programs (a)
May 1, 2006– May 31, 2006	47,000	$22.37	5,749,120	2,250,880
June 1, 2006 – June 30, 2006	201,800	$19.67	5,950,920	2,049,080
July 1, 2006 – July 31, 2006	37,800	$18.92	5,988,720	2,011,280

Total	286,600	$20.02

(a)	All repurchases were made pursuant to a share repurchase program publicly announced in 1998 and amended in 2002 and 2004. On March 1, 2006, the Company announced that the Board of Directors voted to amend its existing common stock repurchase program to permit the Company to acquire an additional 2,000,000 shares of its common stock. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. Under the plan the Company is authorized to repurchase 8,000,000 shares.
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

Date: September 6, 2006	ANSOFT CORPORATION

By: /s/ Nicholas Csendes

Nicholas Csendes
President and Chief Executive Officer

By: /s/ Thomas A.N. Miller

Thomas A.N. Miller
Chief Financial Officer