Form 10-Q
period 2006-10-31
ANSOFT CORP
filed 2006-11-20
CIK 849433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended October 31, 2006

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of the close of business on October 31, 2006 was 23,653,697.

ANSOFT CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	October 31,	April 30,
	2006	2006
Assets
Current assets
Cash and cash equivalents	$19,862	$16,456
Accounts receivable, net of allowance for doubtful accounts of $770 and $545, respectively	12,226	20,264
Deferred income taxes	164	164
Prepaid expenses and other assets	2,381	1,938

Total current assets	34,633	38,822

Equipment and furniture, net of accumulated depreciation of $6,745 and $6,249, respectively	2,424	2,599
Marketable securities	38,903	33,621
Other assets	154	131
Deferred income taxes	6,436	6,226
Goodwill	1,239	1,239
Other intangible assets, net	1,750	2,442

Total assets	$85,539	$85,080

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$228	$274
Accrued payroll	1,210	3,027
Accrued income taxes	2,912	928
Other accrued expenses	3,350	3,609
Current portion of deferred revenue	17,967	19,893

Total current liabilities	25,667	27,731
Long-term portion of deferred revenue	1,006	1,088

Total liabilities	26,673	28,819

Stockholders’ equity
Preferred stock , par value $0.01 per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock , par value $0.01 per share; 50,000 shares authorized; issued 28,792 and 28,576 shares, respectively and outstanding 23,654 and 23,764, respectively	288	286
Additional paid-in capital	79,808	76,795
Treasury stock, 5,138 and 4,812 shares, respectively	(44,650)	(37,913)
Accumulated other comprehensive loss, net	(1,211)	(1,539)
Retained earnings	24,631	18,632

Total stockholders’ equity	58,866	56,261

Total liabilities and stockholders’ equity	$85,539	$85,080

All share, except shares authorized, information has been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.
See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
Revenue
License	$10,938	$9,123	$19,123	$15,943
Service and other	9,568	8,905	18,706	16,875

Total revenue	20,506	18,028	37,829	32,818
Costs of revenue
License	141	134	261	233
Service and other	360	322	693	651

Total cost of revenue	501	456	954	884
Gross profit	20,005	17,572	36,875	31,934
Operating Expenses
Sales and marketing	8,138	7,321	15,616	14,464
Research and development	4,730	4,129	9,556	8,189
General and administrative	1,240	1,187	2,624	2,570
Amortization	346	369	692	738

Total operating expenses	14,454	13,006	28,488	25,961

Income from operations	5,551	4,566	8,387	5,973
Net realized loss on sale of securities	—	—	—	(2)
Other income, net	577	140	1,392	480

Income before income taxes	6,128	4,706	9,779	6,451
Income tax expense	2,418	611	3,780	1,187

Net income	$3,710	$4,095	$5,999	$5,264

Net income per share
Basic	$0.16	$0.17	$0.25	$0.22

Diluted	$0.14	$0.16	$0.23	$0.20

Weighted average shares used in calculation
Basic	23,609	23,588	23,609	23,710

Diluted	26,151	25,784	26,165	25,890

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.
See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended October 31,
	2006	2005
Cash flows from operating activities:
Net income	$5,999	$5,264
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	529	675
Amortization	917	941
Stock-based compensation	1,212	—
Excess tax benefit from stock-based compensation	(1,011)	—
Deferred income taxes	(210)	—
Loss on sale of marketable securities	—	2
Changes in assets and liabilities
Accounts receivable	7,862	4,065
Prepaid expenses and other assets	(454)	(663)
Other long-term assets	(23)	(5)
Accounts payable and accrued expenses	924	22
Deferred revenue	(1,871)	(1,772)

Net cash provided by operating activities	13,874	8,529

Cash flows from investing activities:
Purchases of equipment and furniture	(353)	(748)
Proceeds from the sale of marketable securities	—	3,177
Purchases of marketable securities	(4,771)	(6,319)

Net cash used in investing activities	(5,124)	(3,890)

Cash flows from financing activities:
Purchase of treasury stock	(6,737)	(9,330)
Proceeds from the issuance of common stock, net	792	1,292
Excess tax benefit from stock-based compensation	1,011	—

Net cash used in financing activities	(4,934)	(8,038)

Net increase (decrease) in cash and cash equivalents	3,816	(3,399)
Effect of exchange rate changes	(410)	(647)
Cash and cash equivalents at beginning of period	16,456	11,910

Cash and cash equivalents at end of period	$19,862	$7,864

Supplemental disclosures of cash flow information
Cash paid (received) for income taxes	$221	$(147)

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
(2) Comprehensive income
“Comprehensive income” includes foreign currency translation gains and losses and other unrealized gains and losses, net of tax. A summary of comprehensive income follows:

	Three months ended		Six months ended
	October 31,		October 31,
	2006	2005	2006	2005
Net income	$3,710	$4,095	$5,999	$5,264
Unrealized gain (loss) on marketable securities	446	(699)	736	(737)
Reclassification adjustment for loss on sale of marketable securities included in net income	—	—	—	2
Foreign currency translation adjustments	(307)	(122)	(408)	(407)

Comprehensive income	$3,849	$3,274	$6,327	$4,122

(3) Net Income per Share
Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. The weighted-average basic shares were 23,609 for the three and six month periods ended October 31, 2006. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The weighted-average dilutive shares were 26,151 and 26,165 for the three and six month periods ended October 31, 2006, respectively Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. Unexercised stock options of 19 and 21 shares for the three and six month periods ended October 31, 2006, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive. All unexercised stock options for the three and six month periods ended October 31, 2005 are included in the computation of diluted earnings per share.
(4) Stock-Based Compensation
Prior to May 1, 2006, the Company accounted for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation.” This statement permitted a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board (“APB”) Opinion No. 25 intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company had adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with pro forma disclosures of net income and earnings per share. Pursuant to APB Opinion No. 25 the Company did not recognize compensation expense in its statements of operations for the three and six-month periods ended October 31, 2005.
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
As a result of adopting SFAS 123R, the Company’s income from operations and income before income taxes was reduced by $0.6 million and $1.2 million for the three and six month periods ended October 31, 2006 and net income was reduced by $0.5 and $1.0 million for the three and six month periods ended October 31, 2006, respectively. The adoption of SFAS 123R reduced basic and fully diluted net income per share by $0.02 and $0.04 for the three and six month periods ended October 31, 2006, respectively. The stock based compensation expense was recorded in sales and marketing, research and development, and general and administrative. As of October 31, 2006, the total unrecognized stock-based compensation related to non-vested stock option grants was $2,133, net of estimated forfeitures, which will be recognized over a weighted average period of 2.9 years.
The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock option awards for the three and six months ended October 31, 2005.

	Three months	Six months
	ended October	ended October
	31, 2005	31, 2005

Net income as reported	$4,095	$5,264
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(560)	(1,102)

Pro forma net income	$3,535	$4,162

Net income per basic common share, as reported	$0.17	$0.22

Pro forma net income per basic common share	$0.15	$0.18

Net income per diluted common share, as reported	$0.16	$0.20

Pro forma net income per diluted common share	$0.14	$0.16

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, which includes the assumptions noted in the following table. The risk-free rate for the periods within the contractual life of the option is based on the U.S Treasury yield in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock. The expected life of the options represents the period of time the options granted are expected to be outstanding based on historical experience with similar grants. The dividend yield is based on the historical dividend yield of the Company. The weighted average grant date fair value of options granted during the three month periods ended October 31, 2006 and 2005 were $12.95 and $7.77, respectively. The weighted average grant date fair value of options granted during the six month periods ended October 31, 2006 and 2005 were $12.23 and $7.25, respectively.

The weighted average assumptions used in the model for the three and six months ended October 31, 2006 and 2005 were as follows:

	Three months	Three months	Six months	Six months
	ended October	ended October	ended October	ended October
	31, 2006	31, 2005	31, 2006	31, 2005

Risk-free rate (%)	4.66	4.14	4.78	4.08
Volatility (%)	49.75	68.08	51.72	68.27
Expected life (in years)	5.3	6.0	5.3	6.0
Dividend yield (%)	0.00	0.00	0.00	0.00
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
The Company currently has stock options outstanding under the 1995 Stock Option Plan and 2006 Stock Incentive Plan (collectively the “Plans”). Stock options generally vest over five years in 20% increments from the date of grant and expire 10 years from the date of grant. The 2006 Stock Incentive Plan (2006 Plan)authorizes the issuance of 1,340 shares of common stock for the grant of incentive or nonstatutory stock options or restricted stock to employees and directors. As of October 31, 2006, there were 1,243 shares of common stock available for issuance under the 2006 Plan. There were no shares of restricted stock issued under the 2006 Plan as of October 31, 2006. The Company issues new shares of common stock upon exercise of stock options.
A summary of the changes in stock options outstanding and exercisable under the Plans during the six months ended October 31, 2006 is as follows:

			Weighted-
			Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate
	Number of Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding, April 30, 2006	4,177	$4.36
Granted	33	$23.77
Exercised	(228)	$3.19
Cancelled	(22)	$8.64

Outstanding, October 31, 2006	3,960	$4.56	4.66	$87,514

Exercisable, October 31, 2006	3,219	$4.07	4.19	$72,705
The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $26.66 as of the last trading day of the period ended October 31, 2006.
The Company recorded cash proceeds from the exercise of stock options of $0.8 million and $1.3 million and related tax benefits of $1.0 million and $1.4 million during the six-month periods ended October 31, 2006 and 2005, respectively. Nearly all of the tax benefits for the six-month period ended October 31, 2006 and all of the tax benefits for the six-month period ended October 31, 2005 were classified as excess tax benefits and accordingly were recorded in additional paid-in capital. The total intrinsic value for stock options exercised during the six-month periods ended October 31, 2006 and 2005 was $4.4 million and $3.9 million, respectively.
During the six-month periods ended October 31, 2006 and 2005, the total fair value of options vested was $1.3 million. The nonvested stock option activity during the six-month period ended October 31, 2006 is presented in the following table:

		Weighted-Average
	Number of Shares	Fair Value

Nonvested, April 30, 2006	1,104	$4.19
Granted	33	$12.23
Vested	(374)	$3.41
Forfeited	(22)	$6.13

Nonvested, October 31, 2006	741	$4.88

The following table summarizes additional information about stock options outstanding as of October 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range Of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.37-$3.47	1,576	3.57	2.58	1,318	2.59
$3.65-$5.45	1,401	4.75	4.50	1,365	4.50
$6.23-$8.18	831	5.76	6.52	520	6.47
$10.59-$15.07	106	8.56	11.39	16	11.05
$19.58-$26.66	46	9.75	22.89	—	—
(5) Line of Credit
On October 21, 2006, the Company renewed for an additional year its secured credit facility, with an aggregate commitment of up to $30,000, with a domestic financial institution (the “Bank”). At the Company’s option, borrowings under the credit facility bear interest at the Bank’s prime lending rate or the LIBOR rate plus a margin of .050 basis points. The facility is secured by the Company’s marketable securities.
The ability of the Company to borrow under the credit facility is subject to its ongoing compliance with certain financial and other covenants, including a tangible net worth covenant. As of October 31, 2006, the Company was in compliance with its covenants under the credit facility.
As of October 31, 2006, the Company had no borrowings under the credit facility.
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
To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of October 31, 2006. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
(7) Intangible Assets
The following is a summary of intangible assets as of October 31, 2006:

Purchased Technology	$2,230
Non-Compete	2,500
Trademark	212
Customer List	18,488

Total	$23,430

Total accumulated amortization as of October 31, 2006 was $21,680.
These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization as of October 31, 2006 is as follows: 2007 – $580; and 2008 – $1,170.

(8) Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 will have on its consolidated financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin 108 (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 provides transitional guidance for the correction of errors in prior periods. SAB 108 is effective no later than the Company’s fiscal year ending April 30, 2007. The Company is currently evaluating the impact, if any, that SAB 108 will have on its consolidated financial statements.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company in the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial statements.
(9) Marketable Securities
Marketable securities, classified as available for sale, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	Gain	(loss)	Value
October 31, 2006
Bond Funds	$19,186	$258	$(700)	$18,744
Corporate Bonds	20,556	32	(429)	20,159

Total marketable securities	$39,742	$290	$(1,129)	$38,903

April 30, 2006
Bond Funds	$17,061	$44	$(868)	$16,237
Corporate Bonds	18,135	2	(753)	17,384

Total marketable securities	$35,196	$46	$(1,621)	$33,621

At October 31, 2006, the contractual maturities of the debt securities available for sale are:

	Amortized Cost	Fair Value
Due in one year or less	—	—
Due after one year through five years	$16,496	$16,142
Due after five years through ten years	$4,060	$4,017
Due after ten years	$—	$—

Total	$20,556	$20,159

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
During the second quarter of fiscal year 2007, revenues increased by 13.7% from the previous fiscal year’s second quarter. New license revenue increased by 19.9% and maintenance revenue increased 7.4%. The Company experienced growth in both our domestic and international markets for the quarter ended October 31, 2006.
Net income for the quarter was $3.7 million compared to $4.1 million during the second fiscal quarter of 2006.
Results of Operations

	Three months ended			Six months ended
	October 31,			October 31,
	(In thousands)		Percentage	(In thousands)		Percentage
	2006	2005	change	2006	2005	change
Revenue	20,506	18,028	13.7%	37,829	32,818	15.3%
Cost of revenue	501	456	9.9%	954	884	7.9%

Gross profit	20,005	17,572	13.8%	36,875	31,934	15.5%
Operating Expenses
Sales and marketing	8,138	7,321	11.2%	15,616	14,464	8.0%
Research and development	4,730	4,129	14.6%	9,556	8,189	16.7%
General and administrative	1,240	1,187	4.5%	2,624	2,570	2.1%
Amortization	346	369	(6.2%)	692	738	(6.2%)

Total operating expenses	14,454	13,006	11.1%	28,488	25,961	9.7%

Income from operations	5,551	4,566	21.6%	8,387	5,973	40.4%
Net realized loss on sale of securities	—	—	—	—	(2)	—
Other income, net	577	140	312.1%	1,392	480	190.0%

Income before income taxes	6,128	4,706	30.2%	9,779	6,451	51.6%
Income tax expense	2,418	611	295.7%	3,780	1,187	218.4%

Net income	$3,710	$4,095	(9.4%)	$5,999	$5,264	14.0%

Comparison of the Three and Six Months Ended October 31, 2006 and 2005
Revenue. Total revenue in the three and six-month periods ended October 31, 2006 increased 13.7% and 15.3% to $20.5 and $37.8 million. License revenue during the three-month period ended October 31, 2006 increased 19.9% to $10.9 million from $9.1 million during the comparable period in the prior fiscal year. License revenue during the six-month period ended October 31, 2006 increased 19.9% to $19.1 million from $15.9 million during the comparable period in the prior fiscal year. The increases are due in part to an improving economy, particularly an improvement in the technology sectors resulting in an increased demand for our software products worldwide. Growth occurred in both our high performance electronics and electromechanical (EM) product lines for the three and six-month periods. Service and other revenue in the three and six-month periods ended October 31, 2006 increased 7.4% and 10.9%, respectively, due to the continued growth of the installed base of customers under annual maintenance agreements.
International revenue accounted for 60% and 61% of the Company’s total revenue in the three-month periods ended October 31, 2006 and 2005, respectively. Revenue in Asia accounted for 42% and 44% and revenue in Europe accounted for 18% and 17% in the three-month periods ended October 31, 2006 and 2005, respectively. International revenue accounted for 59% and 61% of the Company’s total revenue in the six-month periods ended October 31, 2006 and 2005, respectively. Revenue in Asia accounted for 43% and 44% and revenue in Europe accounted for 16% and 17% in the six-month periods ended October 31, 2006 and 2005, respectively. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.
Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the three and six-month period, using current year exchange rates for the prior year revenues, the international revenue as a percentage of total revenue would decrease 3% to 58% and 1% to 60% of total revenue for the three and six-month periods ended October 31, 2005, respectively.
Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers. Cost of revenue for the three and six-month periods ended October 31, 2006 increased 9.9% and 7.9% from the comparable period in the prior fiscal year.
Sales and marketing expenses. Sales and marketing expenses consist of salaries; commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three and six-month periods ended October 31, 2006 increased 11.2% and 8% to $8.1 million and $15.6 million from the comparable periods in the prior fiscal year. Stock compensation expense of $0.1 million and $0.2 million was included in sales and marketing expenses for the three and six month periods ended October 31, 2006. The three and six month periods ended October 31, 2005 did not include employee stock-based compensation expense. Sales and marketing expenses represented 41.3% and 44.1% of total revenue in the six-month periods ended October 31, 2006 and 2005, respectively.
Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three and six-month periods ended October 31, 2006 increased 14.6% and 16.7% to $4.7 million and $9.6 million from the comparable periods in the prior fiscal year. Total research and development costs increased primarily due to the additional personnel required to meet software development requirements. Further, the increase in research and development costs can be attributed to $0.4 million and $0.8 million in stock-based compensation costs for the three and six month periods ended October 31, 2006. The three and six month periods ended October 31, 2005 did not include employee stock-based compensation expense. Research and development expenses represented 25.3% and 25% of total revenue in the six-month periods ended October 31, 2006 and 2005, respectively.
General and administrative expenses. General and administrative expenses for the three and six month periods ended October 31, 2006 increased 4.5% and 2.1%, respectively. Included in general and administrative expenses for the three and six month periods ended October 31, 2006 was $0.1 million and $0.2 million in stock based compensation expense. The three and six month periods ended October 31, 2005 did not include employee stock-based compensation expense. General and administrative expenses represented 6.9% and 7.8% of total revenue in the six-month periods ended October 31, 2006 and 2005, respectively.
Amortization expense. Amortization expense for the three and six-month periods ended October 31, 2006 decreased 6.2%. The decrease is due to various intangible assets being fully amortized in the prior fiscal year.

Net realized gain (loss) on sale of securities. Net realized loss for the three and six-month periods ended October 31, 2006 and 2005 was $-0- and $ (2,000), respectively.
Other income, net. Other income for the three and six-month periods ended October 31, 2006 was $0.6 million and $1.4 million, an increase of $0.4 million and $0.9 million from the same period in the previous fiscal year. The increase is primarily due to income from a larger portfolio of marketable securities held during the three and six month periods ended October 31, 2006 as well as a reduced realized loss on foreign currency exchange during the current fiscal year.
Income tax expense. In the three and six month periods ended October 31, 2006, the Company recorded tax expense of $2.4 million and $3.8 million compared to $0.6 million and $1.2 million for the same periods in the previous fiscal year. During the three-month period ended October 31, 2005, the Company elected to claim a federal tax credit and refund related to foreign taxes previously paid. As a result, net income for the three-month period ended October 31, 2005 includes a tax benefit of $0.5 million for a refund of prior years federal tax payments and a tax benefit of $0.5 million for excess foreign tax credits claimed and utilized against taxable income for the six month period ended October 31, 2005.
The US Research and Development Tax Credit expired at the end of 2005 and, as a result, the Company has not taken any benefit for this credit in the three and six month periods ending October 31, 2006. Congress is considering proposals to extend this Tax Credit, retroactively to January 1, 2006. If such legislation is enacted, any impact would be recorded in future quarters.
Liquidity and Capital Resources
As of October 31, 2006, Ansoft had $19.9 million in cash and cash equivalents and $38.9 million of marketable securities. Net cash provided by operating activities in the six-month periods ended October 31, 2006 and 2005 was $13.9 million and $8.5 million, respectively.
Net cash used in investing activities in the six-month periods ended October 31, 2006 and 2005 was $5.1 million and $3.9 million, respectively. Capital expenditures were $0.4 million and $0.7 million in the six-month periods ended October 31, 2006 and 2005, respectively. Proceeds from the sale of marketable securities were $-0- and $3.2 million in the six-month periods ended October 31, 2006 and 2005, respectively. Purchases of marketable securities were $4.8 million and $6.3 million in the six-month periods ended October 31, 2006 and 2005, respectively. Auction rate securities purchases and sales totaling $3.1 million were included in the prior year activity.
Net cash used in financing activities was $4.9 million and $8 million in the six-month periods ended October 31, 2006 and 2005, respectively. Proceeds from the issuance of common stock were $0.8 million and $1.3 million in the six-month periods ended October 31, 2006 and 2005. Funds used for the repurchase of common stock were $6.7 million and $9.3 million in the six-month periods ended October 31, 2006 and 2005, respectively. The Company expects to continue to purchase common stock under its share repurchase plan.
A summary of Ansoft’s significant contractual obligations and commitments as of October 31, 2006 is as follows (in thousands and for fiscal year):

Operating Leases
2007	$1,183
2008	1,784
2009	791
2010	299
2011	196
For fiscal year 2007, the balance of $1,183 represents the remaining payments due as of October 31, 2006. For fiscal year 2011, the balance of $196 represents the payments through January 31, 2011.

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
Valuation of Accounts Receivable. Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft’s history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of October 31, 2006 and April 30, 2006 was $0.8 million and $0.5 million respectively. We had no significant changes in our collection policies or payment terms during the six month period ended October 31, 2006.
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
The average foreign exchange rates used to translate the statements of operations were as follows:

	Six months ended	Six months ended
Foreign Currency	October 31, 2006	October 31, 2005

Yen	115.2	111.5
Euro	1.27	1.22
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

PART II OTHER INFORMATION
Item 1A. Risk Factors
Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Form 10-K for the fiscal year ended April 30, 2006. There have been no material change in the Company’s risk factors previously disclosed in the Company’s Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, the repurchases of common stock for the quarter ended October 31, 2006:

				Maximum
			Total number of	number of
			shares	shares that may
			repurchased as	yet be
	Total		part of publicly	repurchased
	number of	Average	announced	under the plans
	shares	price paid	plans or	or programs
Period	repurchased	per share	programs	(a)
August 1, 2006 – August 31, 2006	—	$—	5,988,720	2,011,280
September 1, 2006 – September 30, 2006	16,000	$24.84	6,004,720	1,995,280
October 1, 2006 – October 31, 2006	22,900	$26.35	6,027,620	1,972,380

Total	38,900	$25.73

(a)	All repurchases were made pursuant to a share repurchase program publicly announced in 1998 and amended in 2002 and 2004. On March 1, 2006, the Company announced that the Board of Directors voted to amend its existing common stock repurchase program to permit the Company to acquire an additional 2,000,000 shares of its common stock. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. Under the plan the Company is authorized to repurchase 8,000,000 shares.
On March 7, 2006, the Company announced a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on May 9, 2006. Accordingly, all share and share price information have been adjusted to reflect the stock split.
Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of stockholders of the Company was held on September 6, 2006. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Company’s solicitations.
The following five nominees proposed by the Board of Directors were elected for one year terms expiring at the 2007 Annual Meeting:

	Shares in	Shares
Name	Favor	Withheld
Nicholas Csendes	20,069,426	1,774,638
Zoltan J. Cendes	19,719,568	2,124,496
Peter Robbins	21,026,539	817,525
John N. Whelihan	20,756,415	1,087,649
Paul J. Quast	21,022,105	821,959

Item 6. Exhibits
10.14	Letter dated October 20, 2006 amending Loan Agreement by and between Ansoft Corporation and PNC Bank, National Association dated October 21, 2004—Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes Oxley Act of 2002—Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes Oxley Act of 2002—Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2006	ANSOFT CORPORATION
	By:	/s/ Nicholas Csendes
Nicholas Csendes
President and Chief Executive Officer

	By:	/s/ Thomas A.N. Miller
Thomas A.N. Miller
Chief Financial Officer