Form 10-Q
period 2007-01-31
ANSOFT CORP
filed 2007-02-20
CIK 849433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended January 31, 2007

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of the close of business on January 31, 2007 was 23,667,544.

ANSOFT CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION
     Item 1. Financial Statements
ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	January 31,	April 30,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$23,712	$16,456
Accounts receivable, net of allowance for doubtful accounts of $840 and $545, respectively	13,789	20,264
Deferred income taxes	206	164
Prepaid expenses and other current assets	2,264	1,938

Total current assets	39,971	38,822

Equipment and furniture, net of accumulated depreciation of $6,975 and $6,249, respectively	2,427	2,599
Marketable securities	39,372	33,621
Other assets	151	131
Deferred income taxes	7,729	6,226
Goodwill	1,239	1,239
Other intangible assets, net	1,460	2,442

Total assets	$92,349	$85,080

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$174	$274
Accrued payroll	1,504	3,027
Accrued income taxes	2,426	928
Other accrued expenses	2,984	3,609
Current portion of deferred revenue	20,110	19,893

Total current liabilities	27,198	27,731
Long-term portion of deferred revenue	1,104	1,088

Total liabilities	28,302	28,819

Stockholders’ equity
Preferred stock , par value $0.01 per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock , par value $0.01 per share; 50,000 shares authorized; issued 28,909 and 28,576 shares, respectively and outstanding 23,668 and 23,764, respectively	289	286
Additional paid-in capital	81,469	76,795
Treasury stock, 5,241 and 4,812 shares, respectively	(47,270)	(37,913)
Accumulated other comprehensive loss, net	(1,383)	(1,539)
Retained earnings	30,942	18,632

Total stockholders’ equity	64,047	56,261

Total liabilities and stockholders’ equity	$92,349	$85,080

All share information, except shares authorized, have been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend declared on March 7, 2006 and distributed on May 9, 2006.
See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended January		Nine months ended January
	31,		31,
	2007	2006	2007	2006
Revenue
License	$13,147	$11,251	$32,270	$27,194
Service and other	9,584	8,404	28,290	25,279

Total revenue	22,731	19,655	60,560	52,473
Costs of revenue
License	164	135	425	368
Service and other	403	368	1,096	1,019

Total cost of revenue	567	503	1,521	1,387
Gross profit	22,164	19,152	59,039	51,086
Operating expenses
Sales and marketing	8,030	8,013	23,646	22,477
Research and development	5,016	4,188	14,572	12,377
General and administrative	1,451	1,122	4,075	3,692
Amortization	290	370	982	1,108

Total operating expenses	14,787	13,693	43,275	39,654

Income from operations	7,377	5,459	15,764	11,432
Net realized loss on sale of securities	—	—	—	(2)
Other income, net	576	269	1,968	749

Income before income taxes	7,953	5,728	17,732	12,179
Income tax expense	1,642	1,468	5,422	2,655

Net income	$6,311	$4,260	$12,310	$9,524

Net income per share
Basic	$0.27	$0.18	$0.52	$0.40

Diluted	$0.24	$0.16	$0.47	$0.37

Weighted average shares used in calculation
Basic	23,599	23,698	23,609	23,704

Diluted	26,138	25,914	26,163	25,922

All share and per share information have been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend declared on March 7, 2006 and distributed on May 9, 2006.
See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended January 31,
	2007	2006
Cash flows from operating activities:
Net income	$12,310	$9,524
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	779	995
Amortization	1,321	1,412
Stock-based compensation	1,855	—
Excess tax benefit from stock-based compensation	(1,567)	—
Deferred income taxes	(1,545)	—
Loss on sale of marketable securities	—	2
Changes in assets and liabilities
Accounts receivable	6,163	4,016
Prepaid expenses and other current assets	(344)	(670)
Other long-term assets	(20)	(11)

Accounts payable and accrued expenses	897	2,140
Deferred revenue	418	(1,405)

Net cash provided by operating activities	20,267	16,003

Cash flows from investing activities:
Purchases of equipment and furniture	(609)	(905)
Proceeds from the sale of marketable securities	—	3,177
Purchases of marketable securities	(4,942)	(6,876)

Net cash used in investing activities	(5,551)	(4,604)

Cash flows from financing activities:
Purchase of treasury stock	(9,357)	(14,357)
Proceeds from the issuance of common stock, net	1,255	2,200
Excess tax benefit from stock-based compensation	1,567	—

Net cash used in financing activities	(6,535)	(12,157)

Net increase (decrease) in cash and cash equivalents	8,181	(758)
Effect of exchange rate changes	(925)	(654)
Cash and cash equivalents at beginning of period	16,456	11,910

Cash and cash equivalents at end of period	$23,712	$10,498

Supplemental disclosures of cash flow information
Cash paid (received) for income taxes	$3,088	$(44)

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
On April 20, 2006, the Company’s stockholders approved an amendment to the Company’s Amended Certificate of Incorporation increasing the number of authorized shares of common stock from 25,000 shares to 50,000 shares.
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying unaudited consolidated financial statements are based on management’s evaluation of the relevant facts and circumstances as of the date of the unaudited consolidated financial statements. Actual results may differ from those estimates.
(2) Comprehensive income
“Comprehensive income” includes foreign currency translation gains and losses and other unrealized gains and losses, net of tax. A summary of comprehensive income follows:

	Three months ended		Nine months ended
	January 31,		January 31,
	2007	2006	2007	2006
Net income	$6,311	$4,260	$12,310	$9,524
Unrealized gain (loss) on marketable securities	410	213	1,146	(524)
Reclassification adjustment for loss on sale of marketable securities included in net income	—	—	—	2
Foreign currency translation adjustments	(582)	—	(990)	(407)

Comprehensive income	$6,139	$4,473	$12,466	$8,595

(3) Net Income per Share
Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. The weighted-average basic shares were 23,599 and 23,609 for the three and nine month periods ended January 31, 2007, respectively. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The weighted-average dilutive shares were 26,138 and 26,163 for the three and nine month periods ended January 31, 2007, respectively. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. Unexercised stock options of 15 and 34 shares for the three and nine month periods ended January 31, 2007, respectively, and 5 shares for the nine month period ended January 31, 2006 are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.

All unexercised stock options for the three month period ended January 31, 2006 are included in the computation of diluted earnings per share.
(4) Stock-Based Compensation
Prior to May 1, 2006, the Company accounted for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation.” This statement permitted a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board (“APB”) Opinion No. 25 intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company had adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with pro forma disclosures of net income and earnings per share. Pursuant to APB Opinion No. 25 the Company did not recognize compensation expense in its statements of operations for the three and nine-month periods ended January 31, 2006.
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
The Company’s income from operations and income before income taxes includes stock-based compensation of $0.6 million and $1.9 million for the three and nine month periods ended January 31, 2007 and net income was reduced by $0.5 million, or $0.02 per diluted share, and $1.5 million, or $0.06 per diluted share for the three and nine month periods ended January 31, 2007, respectively, due to the inclusion of stock-based compensation. The stock-based compensation was recorded in sales and marketing, research and development, and general and administrative expenses. As of January 31, 2007, the total unrecognized stock-based compensation related to non-vested stock option grants was $1,870, net of estimated forfeitures, which will be recognized over a weighted average period of 3.0 years.
The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock option awards for the three and nine months ended January 31, 2006.

	Three months	Nine months
	ended January	ended January
	31, 2006	31, 2006

Net income as reported	$4,260	$9,524
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(473)	(1,575)

Pro forma net income	$3,787	$7,949

Net income per basic common share, as reported	$0.18	$0.40

Pro forma net income per basic common share	$0.16	$0.34

Net income per diluted common share, as reported	$0.16	$0.37

Pro forma net income per diluted common share	$0.15	$0.31

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, which includes the assumptions noted in the following table. The risk-free rate for the periods within the contractual life of the option is based on the U.S Treasury yield in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock. The expected life of the options represents the period of time the options granted are expected to be outstanding based on historical experience with similar grants. The dividend yield is based on the historical dividend yield of the Company. The weighted average grant date fair value of options granted during the three month periods ended January 31, 2007 and 2006 were $13.71 and $9.70, respectively. The weighted average grant date fair value of options granted during the nine month periods ended January 31, 2007 and 2006 were $12.69 and $7.52, respectively.

The weighted average assumptions used in the model for the three and nine months ended January 31, 2007 and 2006 were as follows:

	Three months	Three months	Nine months	Nine months
	ended January	ended January	ended January	ended January
	31, 2007	31, 2006	31, 2007	31, 2006

Risk-free rate (%)	4.72	4.52	4.76	4.13
Volatility (%)	48.24	67.28	50.67	68.16
Expected life (in years)	5.3	6.0	5.3	6.0
Dividend yield (%)	0.00	0.00	0.00	0.00
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
The Company currently has stock options outstanding under the 1995 Stock Option Plan and 2006 Stock Incentive Plan (collectively the “Plans”). Stock options generally vest over five years in 20% increments from the date of grant and expire 10 years from the date of grant. The 2006 Stock Incentive Plan (2006 Plan)authorizes the issuance of 1,340 shares of common stock for the grant of incentive or nonstatutory stock options or restricted stock to employees and directors. As of January 31, 2007, there were 1,236 shares of common stock available for issuance under the 2006 Plan. There were no shares of restricted stock issued under the 2006 Plan as of January 31, 2007. The Company issues new shares of common stock upon exercise of stock options.
A summary of the changes in stock options outstanding and exercisable under the Plans during the nine months ended January 31, 2007 is as follows:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Number of Shares	Exercise Price	(Years)	Value

Outstanding, April 30, 2006	4,177	$4.36
Granted	47	$25.03
Exercised	(336)	$3.51
Cancelled/forfeited	(29)	$7.65

Outstanding, January 31, 2007	3,859	$4.73	4.42	$89,585

Exercisable, January 31, 2007	3,350	$4.20	4.02	$79,536
The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $27.94 as of the last trading day of the period ended January 31, 2007.
The Company recorded cash proceeds from the exercise of stock options of $1.3 million and $2.2 million and related tax benefits of $1.6 million and $2.4 million during the nine-month periods ended January 31, 2007 and 2006, respectively. Nearly all of the tax benefits for the nine-month period ended January 31, 2007 and all of the tax benefits for the nine-month period ended January 31, 2006 were classified as excess tax benefits and accordingly were recorded in additional paid-in capital. The total intrinsic value for stock options exercised during the nine-month periods ended January 31, 2007 and 2006 was $7.0 million and $6.6 million, respectively.
During the nine-month periods ended January 31, 2007 and 2006, the total fair value of options vested was $2.4 million and $2.2 million, respectively. The nonvested stock option activity during the nine-month period ended January 31, 2007 is presented in the following table:

		Weighted-Average
	Number of Shares	Fair Value

Nonvested, April 30, 2006	1,104	$4.19
Granted	47	$12.69
Vested	(616)	$3.83
Forfeited	(26)	$5.90

Nonvested, January 31, 2007	509	$5.07

     The following table summarizes additional information about stock options outstanding as of January 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range Of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.37-$3.56	1,514	3.28	$2.58	1,330	$2.59
$3.57-$5.34	1,348	4.50	$4.49	1,323	$4.50
$5.35-$8.03	794	5.42	$6.56	666	$6.52
$8.04-$12.04	93	7.88	$9.95	24	$9.56
$12.05-$18.07	50	8.46	$13.68	7	$13.96
$18.08-$27.12	45	9.50	$22.88	—	$—
$27.13-$27.94	15	9.92	$27.81	—	$—
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
The ability of the Company to borrow under the credit facility is subject to its ongoing compliance with certain financial and other covenants, including a tangible net worth covenant. As of January 31, 2007, the Company was in compliance with its covenants under the credit facility.
As of January 31, 2007, the Company had no borrowings under the credit facility.
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
To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of January 31, 2007. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
(7) Intangible Assets
The following is a summary of intangible assets as of January 31, 2007:

Purchased Technology	$2,230
Non-Compete	2,500
Trademark	212
Customer List	18,488

Total	$23,430

Total accumulated amortization as of January 31, 2007 was $21,970.
These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization as of January 31, 2007 is as follows: 2007 — $290 (three months); and 2008 — $1,170.

(8) Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and requires expanded disclosure with respect to accounting for uncertain tax positions and is effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 will have on its consolidated financial statements.
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
(9) Marketable Securities
Marketable securities, classified as available for sale, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value
January 31, 2007 Bond Funds
Bond Funds	$19,359	$458	$(459)	$19,358
Corporate Bonds	20,442	22	(450)	20,014

Total marketable securities	$39,801	$480	$(909)	$39,372

April 30, 2006
Bond Funds	$17,061	$44	$(868)	$16,237
Corporate Bonds	18,135	2	(753)	17,384

Total marketable securities	$35,196	$46	$(1,621)	$33,621

At January 31, 2007, the contractual maturities of the debt securities available for sale are:

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	16,766	16,384
Due after five years through ten years	3,676	3,630
Due after ten years	—	—

Total	$20,442	$20,014

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
During the third quarter of fiscal year 2007, our revenues increased by 15.6% from the previous fiscal year’s third quarter. New license revenue increased by 16.9% and maintenance revenue increased 14.0%. The Company experienced growth in both our domestic and international markets for the quarter ended January 31, 2007.
Net income for the quarter was $6.3 million compared to $4.3 million during the third fiscal quarter of 2006.
Results of Operations

	Three months ended			Nine months ended
	January 31,			January 31,
	(In thousands)		Percentage	(In thousands)		Percentage
	2007	2006	change	2007	2006	change
Revenue	$22,731	$19,655	15.6%	$60,560	$52,473	15.4%
Cost of revenue	567	503	12.7%	1,521	1,387	9.7%

Gross profit	22,164	19,152	15.7%	59,039	51,086	15.6%
Operating Expenses
Sales and marketing	8,030	8,013	0.2%	23,646	22,477	5.2%
Research and development	5,016	4,188	19.8%	14,572	12,377	17.7%
General and administrative	1,451	1,122	29.3%	4,075	3,692	10.4%
Amortization	290	370	(21.6%)	982	1,108	(11.4%)

Total operating expenses	14,787	13,693	8.0%	43,275	39,654	9.1%

Income from operations	7,377	5,459	35.1%	15,764	11,432	37.9%
Net realized loss on sale of securities	—	—	—	—	(2)	—
Other income, net	576	269	114.1%	1,968	749	162.8%

Income before income taxes	7,953	5,728	38.8%	17,732	12,179	45.6%
Income tax expense	1,642	1,468	11.9%	5,422	2,655	104.2%

Net income	$6,311	$4,260	48.1%	$12,310	$9,524	29.3%

Comparison of the Three and Nine Months Ended January 31, 2007 and 2006
Revenue. Total revenue in the three and nine-month periods ended January 31, 2007 increased 15.6% and 15.4% to $22.7 and $60.6 million. License revenue during the three-month period ended January 31, 2007 increased 16.9% to $13.1 million from $11.3 million during the comparable period in the prior fiscal year. License revenue during the nine-month period ended January 31, 2007 increased 18.7% to $32.3 million from $27.2 million during the comparable period in the prior fiscal year. The increases are due in part to an improving economy, particularly an improvement in the technology sectors resulting in an increased demand for our software products worldwide. Growth occurred in both our high performance electronics and electromechanical (EM) product lines for the three and nine-month periods. Service and other revenue in the three and nine-month periods ended January 31, 2007 increased 14.0% and 11.9%, respectively, due to the continued growth of the installed base of customers under annual maintenance agreements.
International revenue accounted for 61% and 63% of the Company’s total revenue in the three-month periods ended January 31, 2007 and 2006, respectively. Revenue in Asia accounted for 41% and 45% and revenue in Europe accounted for 20% and 18% in the three-month periods ended January 31, 2007 and 2006, respectively. International revenue accounted for 60% and 62% of the Company’s total revenue in the nine-month periods ended January 31, 2007 and 2006, respectively. Revenue in Asia accounted for 42% and 44% and revenue in Europe accounted for 18% in the nine-month periods ended January 31, 2007 and 2006. As of January 31, 2007 and April 30, 2006, there were assets of $24.5 and $20.1 in Asia. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.
Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the three and nine-month period, using current year exchange rates for the prior year revenues, the international revenue as a percentage of total revenue would remain at 63% and would decrease 1% to 61% of total revenue for the three and nine-month periods ended January 31, 2006, respectively.
Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers. Cost of revenue for the three and nine-month periods ended January 31, 2007 increased 12.7% and 9.7% from the comparable period in the prior fiscal year.
Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses for the three-month period ended January 31, 2007 were flat and for the nine-month periods ended January 31, 2007 increased 5.2% to $23.6 million from the comparable periods in the prior fiscal year. Stock-based compensation of $0.2 million and $0.4 million was included in sales and marketing expenses for the three and nine-month periods ended January 31, 2007. The three and nine month-periods ended January 31, 2006 did not include stock-based compensation. Sales and marketing expenses represented 39.0% and 42.8% of total revenue in the nine-month periods ended January 31, 2007 and 2006, respectively.
Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three and nine-month periods ended January 31, 2007 increased 19.8% and 17.7% to $5.0 million and $14.6 million from the comparable periods in the prior fiscal year. Total research and development costs increased primarily due to the additional personnel required to meet software development requirements. Further, the increase in research and development costs can be attributed to $0.3 million and $1.1 million in stock-based compensation for the three and nine month periods ended January 31, 2007. The three and nine month periods ended January 31, 2006 did not include stock-based compensation. Research and development expenses represented 24.1% and 23.6% of total revenue in the nine-month periods ended January 31, 2007 and 2006, respectively.
General and administrative expenses. General and administrative expenses for the three and nine-month periods ended January 31, 2007 increased 29.3% and 10.4%, respectively. General and administrative expenses for the three and nine month-periods ended January 31, 2007 increased primarily due to $0.1 million and $0.3 million in stock-based compensation. The three and nine month periods ended January 31, 2006 did not include employee stock-based compensation expense. General and administrative expenses represented 6.7% and 7.0% of total revenue in the nine-month periods ended January 31, 2007 and 2006, respectively.

Amortization expense. Amortization expense for the three and nine-month periods ended January 31, 2007 decreased 21.6% and 11.4%. The decrease is due to certain intangible assets being fully amortized in the prior fiscal year.
Net realized gain (loss) on sale of securities. Net realized loss for the three and nine-month periods ended January 31, 2007 and 2006 was $-0- and $ (2,000), respectively.
Other income, net. Other income for the three and nine-month periods ended January 31, 2007 was $0.6 million and $2.0 million, an increase of $0.3 million and $1.2 million from the same period in the previous fiscal year. The increase is primarily due to income from a larger portfolio of marketable securities held during the three and nine month periods ended January 31, 2007 as well as a reduced realized loss on foreign currency exchange during the current fiscal year.
Income tax expense. In the three and nine-month periods ended January 31, 2007, the Company recorded tax expense of $1.6 million and $5.4 million compared to $1.5 million and $2.7 million for the same periods in the previous fiscal year. Net income for the three and nine-month periods ended January 31, 2007 included a tax benefit of $1.1 million for the U.S. Research and Development Tax Credit enacted by Congress retroactive to January 1, 2006 in December 2006. During the second quarter of fiscal 2006, the Company elected to claim a federal tax credit and refund related to foreign taxes previously paid. As a result, net income for the nine-month period ended January 31, 2006 includes a tax benefit of $0.5 million for a refund of prior years federal tax payments and a tax benefit of $0.5 million for excess foreign tax credits claimed and utilized against taxable income for the nine-month period ended January 31, 2006.
Liquidity and Capital Resources
As of January 31, 2007, Ansoft had $23.7 million in cash and cash equivalents and $39.4 million of marketable securities. Net cash provided by operating activities in the nine-month periods ended January 31, 2007 and 2006 was $20.3 million and $16.0 million, respectively.
Net cash used in investing activities in the nine-month periods ended January 31, 2007 and 2006 was $5.6 million and $4.6 million, respectively. Capital expenditures were $0.6 million and $0.9 million in the nine-month periods ended January 31, 2007 and 2006, respectively. Proceeds from the sale of marketable securities were $-0- and $3.2 million in the nine-month periods ended January 31, 2007 and 2006, respectively. Purchases of marketable securities were $4.9 million and $6.9 million in the nine-month periods ended January 31, 2007 and 2006, respectively. Auction rate securities purchases and sales totaling $3.1 million were included in the prior year activity.
Net cash used in financing activities was $6.5 million and $12.2 million in the nine-month periods ended January 31, 2007 and 2006, respectively. Proceeds from the issuance of common stock were $1.3 million and $2.2 million in the nine-month periods ended January 31, 2007 and 2006. Funds used for the repurchase of common stock were $9.4 million and $14.4 million in the nine-month periods ended January 31, 2007 and 2006, respectively. The Company expects to continue to purchase common stock under its share repurchase plan.
A summary of Ansoft’s significant contractual obligations and commitments as of January 31, 2007 is as follows (in thousands and for fiscal year):

Operating Leases
2007	$653
2008	2,078
2009	968
2010	302
2011	199
For fiscal year 2007, the balance of $653 represents the remaining payments due as of January 31, 2007. For fiscal year 2011, the balance of $199 represents the payments through January 31, 2011.

Critical Accounting Policies
Ansoft’s critical accounting policies are as follows:
•	Revenue Recognition
•	Valuation of Accounts Receivable
•	Impairment of Marketable Securities Available for Sale
•	Stock-Based Compensation
•	Deferred Tax Asset Valuation Allowance
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
Post contract customer support (“PCS”) for an initial three month period is bundled with the perpetual license fee. Revenue related to the three-month PCS is deferred and recognized ratably over the three-month term. Ansoft’s vendor-specific objective evidence of fair value, or VSOE, for the three-month PCS is based upon the pricing for comparable transactions when the element is sold separately. Ansoft’s VSOE for the three-month PCS is based upon one fourth of the customer’s annual maintenance contract renewal rates.
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
Valuation of Accounts Receivable. Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft’s history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of January 31, 2007 and April 30, 2006 was $0.8 million and $0.5 million respectively. We had no significant changes in our collection policies or payment terms during the nine month period ended January 31, 2007.
Impairment of Marketable Securities Available for Sale. An impairment charge is recorded if a decline in the market value of any available for sale security below cost is deemed to be other than temporary. The impairment is charged to earnings and a new cost basis for the security is established.
Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. The Company uses the Black-Scholes option-pricing model which requires the input of assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.
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

Effect of Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and requires expanded disclosure with respect to accounting for uncertain tax positions and is effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 will have on its consolidated financial statements.
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
The average foreign exchange rates used to translate the statements of operations were as follows:

	Nine months ended	Nine months ended
Foreign Currency	January 31, 2007	January 31, 2006

Yen	116.7	113.2
Euro	1.28	1.22
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, the repurchases of common stock for the quarter ended January 31, 2007:

			Total number of	Maximum number of
			shares repurchased	shares that may yet
			as part of publicly	be repurchased
	Total number of	Average price paid	announced plans or	under the plans or
Period	shares repurchased	per share	programs	programs (a)
November 1, 2006— November 30, 2006	79,700	$24.67	6,107,320	1,892,680
December 1, 2006 — December 31, 2006	12,500	$27.66	6,119,820	1,880,180
January 1, 2007 — January 31, 2007	11,000	$27.96	6,130,820	1,869,180

Total	103,200	$25.38

(a)	All repurchases were made pursuant to a share repurchase program publicly announced in 1998 and amended in 2002 and 2004. On March 1, 2006, the Company announced that the Board of Directors voted to amend its existing common stock repurchase program to permit the Company to acquire an additional 2,000,000 shares of its common stock. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. Under the plan the Company is authorized to repurchase 8,000,000 shares.
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

Date: February 16, 2007	ANSOFT CORPORATION
	By:	/s/ Nicholas Csendes
Nicholas Csendes
President and Chief Executive Officer

By:	/s/ Thomas A.N. Miller
Thomas A.N. Miller
Chief Financial Officer