Form 10-K
period 2007-04-30
ANSOFT CORP
filed 2007-06-08
CIK 849433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark one)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2007
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number 000-27874
ANSOFT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	72-1001909

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 West Station Square, Suite 200 Pittsburgh, Pennsylvania	15219-1119

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (412) 261-3200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.01 per share
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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
Yes ☐ No ☑
As of October 31, 2006, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant’s common stock on the NASDAQ National Market on such date, as reported in The Wall Street Journal, was $471,339,496.
The number of shares of the registrant’s common stock outstanding as of the close of business on June 7, 2007 was 23,994,568.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s proxy statement for its 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. Information required by paragraphs (d)(1)-(3) and (e)(5) of Item 407 of Regulation S-K is not incorporated by reference in this Form 10-K or in any other filing of the registrant. Such information shall not be deemed “soliciting material” or to be filed with the Commission as permitted by Item 407 of Regulation S-K.

PART I
From time to time Ansoft Corporation, incorporated in Delaware in March of 1989 (we, “Ansoft” or the “Company”) has made and may continue to make written or oral “forward-looking statements” including those contained in this Annual Report on Form 10-K. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including those factors identified in “Item 1A Risk Factors.” The following discussion and analysis also should be read in conjunction with “Item 6. Selected Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. Results actually achieved may differ materially from expected results included in these statements.
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
Ansoft High Performance Electronics Software
HFSS™ is Ansoft’s flagship 3D electromagnetic field simulation software for high frequency, radio frequency (RF) and wireless design. Ansoft HFSS™ brings the power of the finite element method (FEM) to the engineer’s desktop by leveraging advanced techniques such as automatic adaptive mesh generation and refinement, and automatically computes multiple adaptive solutions until a user-defined convergence criterion is met.
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
Q3D Extractor® is a physics-based EDA tool for the electromagnetic-field simulation of two-dimensional (2D) and arbitrary three-dimensional (3D) structures. Q3D Extractor™ provides engineers with RLGC parameters and SPICE models which are used extensively to analyze high-speed electronic designs.
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
SIMPLORER® is a multi domain simulation package for the design of complex power electronic and drive systems. SIMPLORER™ is based on a unique simulator coupling technology and supports fast and easy model generation using three modeling languages — electrical circuits, block diagrams and state machines. Simulation results may be displayed with oscilloscopes or digital displays using Active Elements Technology.
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
As of April 30, 2007, Ansoft’s research and development group consisted of 110 employees. During fiscal 2007, 2006, and 2005, total research and development expenses were $19.7 million, $17 million, and $16.9 million, respectively.
Sales and Marketing
Ansoft markets and sells its products worldwide through its direct sales force and a select number of distributors. The Company hires application engineers with significant industry experience who can analyze the needs of its customers and gain technical insight into the development of future products and enhancements to existing products. The Company’s application engineers work with the direct sales force to provide on-site support during critical stages of the user’s benchmark, evaluation and implementation processes. The Company generates sales leads through customer referrals, advertising in trade publications and on the internet. In addition, the Company participates in industry trade shows and organizes seminars to promote and expand the adoption of its products.
In North America, the Company maintains sales and support offices in Arizona, California, Florida, Georgia, Illinois, Indiana, Massachusetts, Michigan, New Jersey, Oregon, Texas, Wisconsin, Pennsylvania and Ontario, Canada. In Asia-Pacific, the Company maintains sales and support offices in Japan, Korea, Singapore, Taiwan, and China. In Europe, the Company maintains sales and support offices in England, Germany, France, Italy and Sweden. As of April 30, 2007, the Company had a direct sales force of 45 representatives, supported by 119 employees in application engineering, marketing and sales administration.
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
Employees
As of April 30, 2007, Ansoft had a total of 300 employees, including 110 in research and development, 164 in sales, marketing, and customer support services and 26 in administration. None of the Company’s employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. Many of the Company’s employees are highly skilled, and there is no assurance that the Company will be able to attract and retain sufficient technical personnel in the future.
Other Information
Ansoft maintains investor relations pages on its internet website at http://www.ansoft.com. On these pages, Ansoft makes available its annual, quarterly and other current reports filed or furnished with the SEC as soon as practicable. These reports may be reviewed or downloaded free of charge. Alternatively, if you would like a paper copy of any such SEC report (without exhibits) or document, write to Investor Relations, Ansoft Corporation, 225 West Station Square Drive, Suite 200, Pittsburgh, PA 15219, and a copy of such requested document will be provided to you, free of charge.
ITEM 1A. RISK FACTORS
Our Future Operating Results Are Uncertain.
Ansoft incurred a net loss in fiscal 2003. There can be no assurance that Ansoft’s revenue and net income will grow or be sustained in future periods or that Ansoft will be profitable in any future period. Future operating results will depend on many factors, including the degree and the rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft’s products, the level of product and price competition, the ability of Ansoft to develop and market new or enhanced products and to control costs, the ability of Ansoft to expand its direct sales force and the ability of Ansoft to attract and retain key personnel.
Our Quarterly Operating Results Are Difficult To Predict.
We are unable to accurately forecast our future revenues primarily because of the emerging nature of the market in which we compete. Our revenues and operating results generally depend on the size, timing and structure of license agreements. These factors have historically been, and are likely to continue to be, difficult to forecast. In addition, our current and future expense levels are based largely on our operating plans and estimates of future revenues and are, to an extent, fixed. We may be unable to adjust spending sufficiently or quickly enough to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would seriously harm our business, financial condition and results of operations. Such shortfalls in our revenue or operating results from levels expected by public market analysts and investors could seriously harm the trading price of our common stock. Additionally, we may not learn of such revenue shortfalls, earnings shortfalls or other failure to meet market expectations until late in a fiscal quarter, which could result in an even more immediate and serious harm to the trading price of our common stock.
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

Our Stock Price Is Volatile.
The trading price of our common stock has fluctuated significantly in the past, and the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to such factors as:
•	Actual or anticipated fluctuations in our operating results;

•	Announcements of technological innovations and new or enhanced products by us or our competitors;

•	New contractual relationships with strategic partners by us or our competitors;

•	Proposed acquisitions by us or our competitors; and

•	Financial results that fail to meet public market analyst expectations of performance.
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
We May Be Unable To Attract And Retain The Key Management And Technical Personnel That We Need To Succeed.
Ansoft’s future operating results depend in large part upon the continued services of its key technical and management personnel. Ansoft does not have employment contracts with any executive officer. Ansoft’s future success will also depend in large part on its ability to continue to attract and retain highly skilled technical, marketing and management personnel. The competition for such personnel, as well as for qualified EDA engineers, is intense. If Ansoft is unable to attract, hire and retain qualified personnel in the future, the development of new or enhanced products and the management of Ansoft’s increasingly complex business would be impaired. This could seriously harm Ansoft’s business, operating results and financial condition.
We Depend On International Sales for a Significant Percentage Of Our Revenue.
International revenue, principally from Asian customers, accounted for approximately 61% and 62% of our total revenue in the years ended April 30, 2007 and 2006, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

•	The impact of recessionary environments in foreign economies;

•	Longer receivables collection periods and greater difficulty in accounts receivable collection;

•	Difficulties in staffing and managing foreign operations;

•	Political and economic instability;

•	Unexpected changes in regulatory requirements;

•	Reduced protection of intellectual property rights in some countries; and

•	Tariffs and other trade barriers and import/export regulations.
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
We Need To Successfully Manage Our Expanding Operations.
Revenues have grown from $8.7 million in fiscal 1996 to $89.1 million in fiscal year 2007, and the number of employees has grown from 69 in April 1996 to 300 as of April 30, 2007. Ansoft’s ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft’s business, financial condition and results of operations.
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
We Are Controlled By Our Principal Stockholders And Management Which May Limit Your Ability To Influence Stockholder Matters.
Our executive officers, who are also principal stockholders, own approximately 18% of the outstanding shares of Ansoft common stock. As a result, they have the ability to effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Ansoft occupies approximately 28,000 square feet of space at its headquarters in Pittsburgh, Pennsylvania under a lease expiring in 2008. The Company also leases sales and support offices in North America, Europe and Asia. Our current aggregate annual rental expense for these facilities is approximately $2.8 million. Ansoft believes that its existing facilities are adequate for its current needs and that suitable additional space will be available when needed.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information.
The following table sets forth, for the periods indicated, the range of high and low last reported sale prices for the Company’s common stock as reported on the NASDAQ National Market. We are traded under the symbol ANST.

	High	Low
Fiscal year ended April 30, 2006
1st Quarter	$12.79	$10.70
2nd Quarter	16.00	12.06
3rd Quarter	17.75	15.07
4th Quarter	22.09	16.93

Fiscal year ended April 30, 2007
1st Quarter	$23.20	$17.77
2nd Quarter	28.10	19.72
3rd Quarter	28.99	23.65
4th Quarter	33.49	27.75

Fiscal year ended April 30, 2008
1st Quarter (through June 7, 2007)	$35.05	$31.33
On March 7, 2006, the Company announced a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on May 9, 2006. Accordingly, all share price information has been adjusted to reflect the stock split.
The following graph shows the cumulative five year total stockholder return on the Company’s common stock, as compared to the returns of the Nasdaq Composite Index and the Nasdaq Computer Index. The graph assumes that $100 was invested in the common Stock of the Company and in the Nasdaq Composite Index and the Nasdaq Computer Index as of April 30, 2002, and assumes reinvestment of dividends, as applicable.

Comparison of Cumulative Five Year Total Return

Measurement Period
(Fiscal Year covered)	Ansoft Corporation	Nasdaq Composite Index	Nasdaq Computer Index
4/30/02	100	100	100
4/30/03	75	84	85
4/30/04	123	114	107
4/30/05	205	114	109
4/30/06	390	138	125
4/30/07	570	150	138
Dividends.
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
Holders.
On June 7, 2007, the Company had 185 stockholders of record, of which certain of the record holders were registered clearing agencies holding common stock on behalf of participants of such clearing agencies.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth, for the period indicated, Equity Compensation Plan Information for the Company.

Equity Compensation Plan Information
As of April 30, 2007

Number of
securities to be
	issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan Category	and rights	and rights	compensation plans

Equity compensation plans approved by security holders	3,551,942	$5.18	1,202,000

Total	3,551,942	$5.18	1,202,000

Issuer Purchases of Equity Securities.
In the fourth quarter of fiscal year ended April 30, 2007, we purchased 61,000 shares of common stock at an average price of $31.25. For the fiscal year ended April 30, 2007, we purchased 489,700 shares of common stock at an average price of $23.00. The following table sets forth the common stock purchased by month for the quarter ended April 30, 2007.

			Total number of	Maximum
			shares	number of
			repurchased as	shares that may
	Total		part of publicly	yet be
	number of	Average	announced	repurchased
	shares	price paid	plans or	under the plans
Period	repurchased	per share	programs	or programs (1)
Feb. 1, 2007 - Feb. 28, 2007	19,000	$30.19	6,149,820	1,850,180
March 1, 2007 - March 31, 2007	22,000	$31.11	6,171,820	1,828,180
April 1, 2007 - April 30, 2007	20,000	$32.40	6,191,820	1,808,180

Total	61,000	$31.25

(1)	All repurchases were made pursuant to a share repurchase program publicly announced in 1998 and amended in 2002 and 2004. On March 1, 2006, the Company announced that the Board of Directors voted to amend its existing common stock repurchase program to permit the Company to acquire an additional 2,000,000 shares of its common stock. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. Under the plan the Company is authorized to repurchase 8,000,000 shares.
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

	Fiscal Year Ended April 30,
	2007	2006	2005	2004	2003
		(in thousands, except per share data)
Consolidated Statement of Operations Data

Revenue:
License	$51,026	$42,849	$39,322	$32,301	$27,540
Service and other	38,113	34,362	28,348	22,352	19,779

Total revenue	89,139	77,211	67,670	54,653	47,319

Cost of revenue:
License	607	535	505	702	683
Service and other	1,590	1,420	1,349	1,155	970

Total cost of revenue	2,197	1,955	1,854	1,857	1,653

Gross profit	86,942	75,256	65,816	52,796	45,666

Operating expenses:
Sales and marketing	33,792	31,506	31,108	26,930	24,611
Research and development	19,662	17,016	16,901	15,690	18,588
General and administrative	5,672	5,060	4,861	4,488	4,284
Amortization	1,272	1,467	1,552	3,182	3,428

Total operating expenses	60,398	55,049	54,422	50,290	50,911

Income (loss) from operations	26,544	20,207	11,394	2,506	(5,245)
Other income, net (1)	2,636	1,395	2,206	904	1,152

Income (loss) before income taxes	29,180	21,602	13,600	3,410	(4,093)
Income tax expense (benefit)	8,936	3,805	4,159	854	(970)

Net income (loss)	$20,244	$17,797	$9,441	$2,556	$(3,123)

Basic net income (loss) per share (2)	$0.86	$0.75	$0.41	$0.11	$(0.13)

Diluted net income (loss) per share (2)	$0.77	$0.69	$0.36	$0.10	$(0.13)

Weighted average shares outstanding — basic (2)	23,650	23,694	23,242	23,344	23,618
Weighted average shares outstanding — diluted (2)	26,182	25,851	25,892	26,496	23,618

1	Includes net realized gain (loss) on the sale of marketable securities of ($87 ), ($2), $732, ($7), and $113 and other than temporary declines on marketable securities of $0, $0, $27, $0, and $78 for the fiscal years ended April 30, 2007, 2006, 2005, 2004,and 2003, respectively.

2	All share and per share information have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.

	April 30,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$49,356	$16,456	$11,910	$15,218	$7,173
Working capital	43,374	11,091	7,578	10,707	8,965
Total assets	111,170	85,080	73,421	67,636	63,154
Long term liabilities	1,404	1,088	1,039	10,242	10,000
Total stockholders’ equity	74,783	56,261	49,285	41,686	39,826

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our overall sales increased this past year. We had an increase in revenues of 15% for the fiscal year ended April 30, 2007 as compared to the prior year. The increase in revenues is primarily attributed to a continued improvement in the global economy. Our business grew in each of our three major regions and across both product lines.
Ansoft’s products are classified into two categories, high performance electronics and electromechanical (EM). The following table presents product sales by market application as a percentage of total sales:

	2007	2006	2005
High Performance Electronics	82%	82%	81%
Electromechanical	18%	18%	19%
Critical Accounting Policies
Ansoft’s critical accounting policies are as follows:
•	Revenue Recognition

•	Valuation of Accounts Receivable

•	Impairment of Long-Lived Assets

•	Impairment of Marketable Securities Available for Sale

•	Deferred Tax Asset Valuation Allowance

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
Valuation of Accounts Receivable
Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft’s history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of April 30, 2007 and 2006 was $973,000 and $545,000 respectively. The increase in allowance in fiscal 2007 was primarily due to an increase in customer accounts believed to be uncollectible throughout the year of $564,000 offset by write-offs of $136,000. We had no significant changes in our collection policies or payment terms during the fiscal year ended April 30, 2007.
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
The judgments used in applying the above policies are based on management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See also “ Item 1A Risk Factors.”
Results of Operations

	Fiscal Year Ended			Fiscal Year Ended
	April 30			April 30
			Percent			Percent
(in thousands)	2007	2006	Change	2006	2005	Change
Revenue	$89,139	$77,211	15.4%	$77,211	$67,670	14.1%
Cost of revenue	2,197	1,955	12.4%	1,955	1,854	5.4%

Gross profit	86,942	75,256	15.5%	75,256	65,816	14.3%

Sales and marketing	33,792	31,506	7.3%	31,506	31,108	1.3%
Research and development	19,662	17,016	15.6%	17,016	16,901	0.7%
General and administrative	5,672	5,060	12.1%	5,060	4,861	4.1%
Amortization	1,272	1,467	(13.3%)	1,467	1,552	(5.5%)

Total operating expenses	60,398	55,049	9.7%	55,049	54,422	1.2%

Income from operations	26,544	20,207	31.4%	20,207	11,394	77.3%
Net realized gain (loss) on sale of securities	(87)	(2)	*	(2)	732	—
Other income and interest expense, net	2,723	1,397	94.9%	1,397	1,474	(5.2%)

Income before income taxes	29,180	21,602	35.1%	21,602	13,600	58.8%
Income tax expense	8,936	3,805	134.8%	3,805	4,159	(8.5%)

Net income	$20,244	$17,797	13.7%	$17,797	$9,441	88.5%

*	Percentage not meaningful.
Year Ended April 30, 2007 compared with Year Ended April 30, 2006
Revenue. Total revenue for the fiscal year ended April 30, 2007 increased 15.4% to $89.1 million. License revenue for the fiscal year ended April 30, 2007 increased 19.1% to $51.0 million from $42.8 million. The increase is attributed to an improving economy, particularly an improvement in the technology sectors resulting in an increased demand for our software products worldwide. Growth occurred in both our high performance electronics and EM product lines during the year. Service and other revenue for the fiscal year ended April 30, 2007 increased 10.9% to $38.1 million due to the continued growth of the installed base of customers under annual maintenance agreements. Deferred revenue as of April 30, 2007 increased $6.7 million from prior year end.
International revenue accounted for 61% and 62% of the Company’s total revenue in the years ended April 30, 2007 and 2006, respectively. Revenue in Asia accounted for 44% and 45% and revenue in Europe accounted for

17% in the years ended April 30, 2007 and 2006, respectively. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.
Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the fiscal year, using current year exchange rates for the prior year revenues, the international revenue as a percentage of total revenue would remain flat at 62% of total revenue for the fiscal year ended April 30, 2006.
Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers. Cost of revenue for the fiscal years ended April 30, 2007 and 2006 was $2.2 million and $2.0 million.
Sales and marketing expenses. Sales and marketing expenses consist of salaries; commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses increased 7.3% to $33.8 million in the year ended April 30, 2007, as compared to $31.5 million in the previous fiscal year. Stock-based compensation of $0.7 million was included in sales and marketing expense for the fiscal year ended April 30, 2007. The fiscal year ended April 30, 2006 did not include stock-based compensation. Sales and marketing expenses represented 38% and 41% of total revenue for the fiscal years ended April 30, 2007 and 2006, respectively. This decrease is a result of the Company continuing to gain leverage from its sales force.
Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses increased 15.6% to $19.7 million in the year ended April 30, 2007, as compared to $17.0 million in the previous fiscal year. The increase in research and development costs can be attributed primarily to $1.3 million in stock-based compensation for the fiscal year ended April 30, 2007. The fiscal year ended April 30, 2006 did not include stock-based compensation. Research and development expenses represented 22% of total revenue in the years ended April 30, 2007 and 2006, respectively.
General and administrative expenses. General and administrative expenses increased 12.1% to $5.7 million in the year ended April 30, 2007, as compared to $5.1 million in the previous fiscal year. General and administrative expenses for the fiscal year ended April 30, 2007 increased primarily due to $0.6 million in stock-based compensation. The previous fiscal year did not include stock-based compensation expense. General and administrative expenses represented 6% and 7% of total revenue in both the years ended April 30, 2007 and 2006.
Amortization expense. Amortization expense in the fiscal year ended April 30, 2007 was $1.3 million, as compared to $1.5 million in the previous fiscal year. The decrease is due to certain intangible assets being fully amortized in the prior fiscal year.
Net realized loss on sale of securities. Net realized loss for the fiscal year ended April 30, 2007 was $87,000 compared to a net realized loss of $2,000 for the previous fiscal year.
Other income and interest expense, net. Other income for the fiscal year ended April 30, 2007 was $2.7 million, an increase from the $1.4 million reported in the previous fiscal year. The increase is primarily due to income from a larger portfolio of marketable securities held during the current fiscal year as well as foreign currency transaction gains realized during the current fiscal year.

Income tax expense. In the fiscal year ended April 30, 2007, the Company recorded tax expense of $8.9 million, an increase from the $3.8 million reported in the previous fiscal year. The Company’s effective tax rate increased to 31% in the fiscal year ended April 30, 2007. The increase in the effective tax rate was primarily the result of $2.4 million of income tax benefit for a federal tax credit claim and refund related to foreign taxes previously paid and $1.0 million of income tax benefit associated with the reversal of the Company’s remaining valuation allowance for certain U.S. Federal net deferred tax assets recorded in the fiscal year ended April 30, 2006.
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
Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses increased 0.7% to $17.0 million in the year ended April 30, 2006, as compared to $16.9 million in the previous fiscal year. Research and development expenses represented 22% and 25% of total revenue in the years ended April 30, 2006 and 2005, respectively.
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
Income tax expense. In the fiscal year ended April 30, 2006, the Company recorded tax expense of $3.8 million, a decrease from the $4.2 million reported in the previous fiscal year. The decrease in income tax expense was a result of $2.4 million of income tax benefit for a federal tax credit claim and refund related to foreign taxes previously paid and $1.0 million of income tax benefit associated with the reversal of the Company’s remaining valuation allowance for certain U.S. Federal net deferred tax assets recorded in the current fiscal year.
Quarterly Results of Operations
The following table presents unaudited quarterly results for each quarter of fiscal 2007 and fiscal 2006. The information has been prepared on a basis consistent with the Company’s annual consolidated financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for such periods. The Company’s quarterly results have been in the past, and may be in the future, subject to fluctuations due to increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company’s products and the size and timing of significant license transactions. The Company believes that results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. Traditionally, sales in the first quarter will decrease from the fourth quarter of the prior fiscal year. Traditionally, revenues will sequentially increase over the next three quarters of the fiscal year. The fourth quarter is typically the highest revenue quarter for the fiscal year.

	Fiscal 2007				Fiscal 2006
	April 30,	Jan. 31,	Oct. 31,	July 31,	April 30,	Jan. 31,	Oct. 31,	July 31,
	2007	2007	2006	2006	2006	2006	2005	2005
	(in thousands, except per share data)
Total revenue	$28,579	$22,731	$20,506	$17,323	$24,738	$19,655	$18,028	$14,790
Income from operations	$10,780	$7,377	$5,551	$2,836	$8,775	$5,459	$4,566	$1,407
Net income	$7,934	$6,311	$3,710	$2,289	$8,273	$4,260	$4,095	$1,169
Basic net income per share	$0.33	$0.27	$0.16	$0.10	$0.35	$0.18	$0.17	$0.05
Diluted net income per share	$0.30	$0.24	$0.14	$0.09	$0.32	$0.16	$0.16	$0.05

Weighted average number of shares outstanding
– basic	23,804	23,599	23,609	23,609	23,685	23,698	23,588	23,834
– diluted	26,233	26,138	26,151	26,174	25,811	25,914	25,784	25,954

All share and per share information have been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.
Liquidity and Capital Resources
As of April 30, 2007, Ansoft had $49.4 million in cash and cash equivalents, $22.4 million of marketable securities and working capital of $43.4 million. Net cash provided by operating activities in the fiscal year ended April 30, 2007 and 2006 was $27.3 million and $26.0 million, respectively. Net cash provided by operating activities in the fiscal year ended April 30, 2006 included $3.8 million of excess tax benefits received from stock-based compensation. Excess tax benefits received from stock-based compensation of $3.9 million in the fiscal year ended April 30, 2007 is included in financing activities pursuant to SFAS 123R adopted effective May 1, 2006.
Net cash provided by (used in) investing activities in the fiscal year ended April 30, 2007 and 2006 was $11.0 million and $(7.6) million, respectively. Capital expenditures were $0.9 million and $1.1 million in the fiscal year ended April 30, 2007 and 2006, respectively. Proceeds from the sale of marketable securities were $17.0 million and $3.2 million in the fiscal year ended April 30, 2007 and 2006, respectively. Purchases of marketable securities were $5.0 million and $9.7 million in the fiscal year ended April 30, 2007 and 2006, respectively.
Net cash used in financing activities was $4.9 million and $13.4 million in the fiscal year ended April 30, 2007 and 2006, respectively. Proceeds from the issuance of common stock were $2.5 million and $2.8 million in the fiscal year ended April 30, 2007 and 2006, respectively. Funds used for the repurchase of common stock were $11.3 million and $16.2 million in the fiscal year ended April 30, 2007 and 2006, respectively. The Company continues to purchase common stock under its share repurchase plan. Pursuant to SFAS 123R, excess tax benefits received from stock-based compensation of $3.9 million were recorded as financing inflows in the fiscal year ended April 30, 2007. Excess tax benefits received from stock-based compensation of $3.8 million during fiscal year ended April 30, 2006 were included in operating cash flows.
A summary of Ansoft’s significant contractual obligations and commitments as of April 30, 2007 is as follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$7,016	$2,254	$2,757	$1,864	$141
Stock Repurchase Program. The Company has consistently repurchased its common stock in public market transactions over the past several years. During the fiscal year ended April 30, 2007, the Company purchased a total of 489,700 shares of common stock at an average price of $23.00. The Company utilized $11.3 million in cash to affect these common stock purchases. The Company may choose to continue purchases of its common stock in the future.
In March 2006, the Company’s Board of Directors increased the authorized share repurchase amount by 2.0 million shares to 8.0 million.
All share and per share information have been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.
Foreign Currency Fluctuations. Foreign currency exchange rates (negatively) positively affected revenue by approximately ($0.7) million, ($2.4) million, and $2.2 million in fiscal 2007, 2006 and 2005, respectively. Foreign currency fluctuations are primarily due to the strengthening or weakening of the Japanese yen and Euro in relation to the U.S. dollar.

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
The average foreign exchange rates used to translate the 2007, 2006 and 2005 statements of operations were as follows:

	Fiscal year ended	Fiscal year ended	Fiscal year ended
Foreign Currency	April 30, 2007	April 30, 2006	April 30, 2005
Yen	117.70	113.78	107.75
Euro	1.29	1.22	1.24

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ansoft Corporation:
We have audited the accompanying consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended April 30, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ansoft Corporation and subsidiaries as of April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ansoft Corporation’s internal control over financial reporting as of April 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 7, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
June 7, 2007

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 30,	April 30,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$49,356	$16,456
Accounts receivable, net of allowance for doubtful accounts of $973 and $545, respectively	24,994	20,264
Deferred income taxes	1,441	164
Prepaid expenses and other assets	2,566	1,938

Total current assets	78,357	38,822

Equipment and furniture, net	2,514	2,599
Marketable securities	22,383	33,621
Other assets	155	131
Deferred income taxes	5,352	6,226
Goodwill	1,239	1,239
Other intangible assets, net	1,170	2,442

Total assets	$111,170	$85,080

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$626	$274
Accrued payroll	3,380	3,027
Accrued income taxes	603	928
Other accrued expenses	4,130	3,609
Current portion of deferred revenue	26,244	19,893

Total current liabilities	34,983	27,731

Long-term liabilities
Long-term portion of deferred revenue	1,404	1,088

Total liabilities	36,387	28,819

Stockholders’ equity
Preferred stock, par value $0.01 per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, par value $0.01 per share; 50,000 shares authorized; issued 29,258 and 28,576 shares, respectively and outstanding 23,956 and 23,764, respectively	293	286
Additional paid-in capital	85,754	76,795
Treasury stock, 5,302 and 4,812 shares, respectively	(49,176)	(37,913)
Accumulated other comprehensive loss	(964)	(1,539)
Retained earnings	38,876	18,632

Total stockholders’ equity	74,783	56,261

Total liabilities and stockholders’ equity	$111,170	$85,080

All share, except shares authorized, information has been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.
See accompanying notes to consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

Fiscal Year Ended April 30,	2007	2006	2005
Revenue
License	$51,026	$42,849	$39,322
Service and other	38,113	34,362	28,348

Total revenue	89,139	77,211	67,670

Cost of revenue
License revenue	607	535	505
Service and other	1,590	1,420	1,349

Total cost of revenue	2,197	1,955	1,854

Gross profit	86,942	75,256	65,816

Operating Expenses
Sales and marketing	33,792	31,506	31,108
Research and development	19,662	17,016	16,901
General and administrative	5,672	5,060	4,861
Amortization	1,272	1,467	1,552

Total operating expenses	60,398	55,049	54,422

Income from operations	26,544	20,207	11,394
Net realized gain (loss) on sale of securities	(87)	(2)	732
Other income	2,723	1,397	1,574
Interest expense	—	—	(100)

Income before income taxes	29,180	21,602	13,600
Income taxes expense	8,936	3,805	4,159

Net income	$20,244	$17,797	$9,441

Basic net income per share	$0.86	$0.75	$0.41

Diluted net income per share	$0.77	$0.69	$0.36

Weighted average shares outstanding — basic	23,650	23,694	23,242
Weighted average shares outstanding — diluted	26,182	25,851	25,892
All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.
See accompanying notes to consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

							Accumulated
		Common		Additional	Treasury		Other	Retained Earnings
	Comprehensive	Stock		Paid-in	Stock		Comprehensive	(Accumulated
	Income (Loss)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit)
Balance, April 30, 2004		25,556	$258	$58,433	(2,068)	$(9,090)	$691	$(8,606)
Purchase of treasury stock		—	—	—	(1,568)	(12,672)	—	—
Issuance of common stock		2,246	22	7,221	—	—	—	—
Tax effect of stock option exercises		—	—	4,616	—	—	—	—
Net income	$9,441	—	—	—	—	—	—	9,441
Foreign currency translation	359	—	—	—	—	—	359	—
Reclassification adjustment	(705)	—	—	—	—	—	(705)	—
Change in unrealized gain on marketable securities	(683)	—	—	—	—	—	(683)	—

Comprehensive income	$8,412	—	—	—	—	—	—	—

Balance, April 30, 2005		27,802	$280	$70,270	(3,636)	$(21,762)	$(338)	$835
Purchase of treasury stock		—	—	—	(1,176)	(16,151)	—	—
Issuance of common stock		774	6	2,754	—	—	—	—
Tax effect of stock option exercises		—	—	3,771	—	—	—	—
Net income	$17,797	—	—	—	—	—	—	17,797
Foreign currency translation	(240)	—	—	—	—	—	(240)	—
Reclassification adjustment	2	—	—	—	—	—	2	—
Change in unrealized gain on marketable securities	(963)	—	—	—	—	—	(963)	—

Comprehensive income	$16,596	—	—	—	—	—	—	—

Balance, April 30, 2006		28,576	$286	$76,795	(4,812)	$(37,913)	$(1,539)	$18,632
Purchase of treasury stock		—	—	—	(490)	(11,263)	—	—
Issuance of common stock		682	7	2,456	—	—	—	—
Tax effect of stock option exercises		—	—	3,923	—	—	—	—
Stock-based compensation		—	—	2,580	—	—	—	—
Net income	$20,244	—	—	—	—	—	—	20,244
Foreign currency translation	(708)	—	—	—	—	—	(708)	—
Reclassification adjustment	87	—	—	—	—	—	87	—
Change in unrealized loss on marketable securities	1,196	—	—	—	—	—	1,196	—

Comprehensive income	$20,819	—	—	—	—	—	—	—

Balance, April 30, 2007		29,258	$293	$85,754	(5,302)	$(49,176)	$(964)	$38,876

All share information has been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.
See accompanying notes to consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended April 30,
	2007	2006	2005
Cash flows from operating activities
Net income	$20,244	$17,797	$9,441
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,019	1,326	1,608
Amortization	1,725	1,875	1,879
Stock-based compensation	2,580	—	—
Excess tax benefit from stock-based compensation	(3,923)	—	—
Deferred taxes	(403)	16	(905)
Non-cash charge on marketable securities	—	—	27
Loss (gain) on sale of marketable securities	87	2	(732)

Changes in assets and liabilities
Accounts receivable	(4,624)	(3,125)	(6,862)
Prepaid expenses and other assets	(633)	(815)	(490)
Other long-term assets and liabilities, net	(24)	(14)	196
Accounts payable and accrued expenses	4,768	6,029	6,108
Deferred revenue	6,440	2,879	6,224

Net cash provided by operating activities	27,256	25,970	16,494

Cash flows from investing activities
Purchases of equipment and furniture	(936)	(1,134)	(797)
Proceeds from the sale of marketable securities	17,000	3,177	17,531
Purchase of marketable securities	(5,017)	(9,676)	(21,537)

Net cash provided by (used in) investing activities	11,047	(7,633)	(4,803)

Repayment of line of credit	—	—	(10,000)
Purchase of treasury stock	(11,263)	(16,151)	(12,672)
Proceeds from the issuance of common stock	2,463	2,760	7,243
Excess tax benefit from stock-based compensation	3,923	—	—

Net cash used in financing activities	(4,877)	(13,391)	(15,429)
Effect of exchange rate changes	(526)	(400)	430
Cash and cash equivalents at beginning of year	16,456	11,910	15,218

Cash and cash equivalents at end of year	$49,356	$16,456	$11,910

Supplemental disclosures of cash flow information
Cash paid (received) for income taxes	$4,904	$(695)	$856

Cash paid for interest	$—	$—	$106

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
Allowance for Doubtful Accounts
The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of a receivable when collection becomes doubtful. In making the determination of the appropriate allowance, the Company considers its history of write-offs, relationships with its customers, and the overall credit worthiness of its customers.

Marketable Securities
Marketable securities consist of corporate bonds, bond and government agency funds that are classified as available for sale as of April 30, 2007 and 2006. Marketable securities available for sale are recorded at fair market value based on quoted market prices and any unrealized gains or losses are recorded as a separate component of stockholders’ equity. Costs of investments sold/held are determined on the average cost method and are classified as non-current. An impairment charge is recorded if a decline in the market value of any available for sale security below cost is deemed to be other than temporary. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established.
Reclassification
Certain amounts have been reclassified in prior years to conform to current year presentation.
Net Income Per Share
Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. Unexercised stock options of 62 and 24 shares for the fiscal years ended April 30, 2007 and 2006, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive. All unexercised stock options for the fiscal year ended April 30, 2005 are included in the computation of diluted earnings per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented:

	Income	Shares	Per share amount
Fiscal year ended April 30, 2007
Basic net income per share	$20,244	23,650	$0.86
Effect of dilutive securities:
Stock options	—	2,532	(0.09)

Diluted net income per share	$20,244	26,182	$0.77

Fiscal year ended April 30, 2006
Basic net income per share	$17,797	23,694	$0.75
Effect of dilutive securities:
Stock options	—	2,157	(0.06)

Diluted net income per share	$17,797	25,851	$0.69

Fiscal year ended April 30, 2005
Basic net income per share	$9,441	23,242	$0.41
Effect of dilutive securities:
Stock options	—	2,650	(0.05)

Diluted net income per share	$9,441	25,892	$0.36

Stock-Based Compensation
Prior to May 1, 2006, the Company accounted for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation.” This statement permitted a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board (“APB”) Opinion No. 25 intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company had adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with pro forma disclosures of net income and earnings per share. Pursuant to APB Opinion No. 25 the Company did not recognize compensation expense in its statements of operations for the fiscal years ended April 30, 2006 and 2005.
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
The Company’s income from operations and income before income taxes includes stock-based compensation of $2.6 million for the fiscal year ended April 30, 2007 and net income was reduced by $2.0 million, or $0.08 per diluted share for the fiscal year ended April 30, 2007 due to the inclusion of stock-based compensation. The stock-based compensation was recorded in sales and marketing, research and development, and general and administrative expenses. As of April 30, 2007, the total unrecognized stock-based compensation related to non-vested stock option grants was $2.1 million, net of estimated forfeitures, which will be recognized over a weighted average period of 3.4 years.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock option awards for the fiscal years ended April 30, 2006 and 2005.

	Fiscal Year	Fiscal Year
	ended April 30,	ended April 30,
	2006	2005

Net income as reported	$17,797	$9,441
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(2,037)	(2,289)

Pro forma net income	$15,760	$7,152

Net income per basic common share, as reported	$0.75	$0.41

Pro forma net income per basic common share	$0.67	$0.31

Net income per diluted common share, as reported	$0.69	$0.36

Pro forma net income per diluted common share	$0.61	$0.28

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, which includes the assumptions noted in the following table. The expected life of the options represents the period of time the options granted are expected to be outstanding based on historical experience with similar grants. The risk-free rate for the expected life of the option is based on the U.S Treasury yield in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock. The dividend yield is based on the historical dividend yield of the Company. The weighted average grant date fair value of options granted during the fiscal years ended April 30, 2007, 2006 and 2005 were $13.66, $8.17 and $4.65 respectively.
The weighted average assumptions used in the model for the fiscal years ended April 30, 2007, 2006 and 2005 were as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	ended April 30,	ended April 30,	ended April 30,
	2007	2006	2005

Risk-free rate (%)	4.64	4.23	4.02
Volatility (%)	47.25	67.35	70.65
Expected life (in years)	5.3	6.0	6.0
Dividend yield (%)	0.00	0.00	0.00
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
Comprehensive Income
Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses related to marketable securities that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income, net of tax of $0 in 2007, 2006, and 2005 in its consolidated statements of stockholder’s equity and comprehensive income.

The components of accumulated other comprehensive income (loss) are as follows:

	April 30,
	2007	2006
Foreign currency translation gain (loss)	$(672)	$36
Unrealized loss on available for sale securities	(292)	(1,575)

Accumulated other comprehensive loss	$(964)	$(1,539)

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
Fair Value of Financial Instruments
The carrying value and fair value of the Company’s receivables and payables are estimated to be substantially the same at both April 30, 2007 and 2006.
2. Recent Accounting Pronouncements
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
In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (EITF 06-3), which became effective for the Company on February 1, 2007. The EITF consensus was that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. Sales tax amounts collected from customers and remitted to governmental authorities are presented on a net basis in the Company’s consolidated statements of operations. The adoption of EITF 06-3 had no impact on the Company’s consolidated financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin 108 (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 provides transitional guidance for the correction of errors in prior periods. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.
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

3. Equipment and Furniture
Equipment and furniture consist of the following:

	April 30,
	2007	2006
Computers and equipment	$7,459	$6,928
Furniture and fixtures	1,138	1,048
Leasehold improvements	936	872

	9,533	8,848
Less allowances for depreciation and amortization	7,019	6,249

	$2,514	$2,599

4. Other Intangible Assets
Other intangible assets consist of the following:

	April 30,
	2007	2006
Customer list	$18,488	$18,488
Non-compete	2,500	2,500
Purchased technology	2,230	2,230
Trademark	212	212

	23,430	23,430
Less allowances for amortization	22,260	20,988

	$1,170	$2,442

These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense is as follows: 2008 — $1,170.
5. Marketable Securities
Marketable securities, classified as available for sale, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value
April 30, 2007
Bond Funds	$2,696	$10	$(6)	$2,700
Corporate Bonds	19,979	38	(334)	19,683

Total marketable securities	$22,675	$48	$(340)	$22,383

April 30, 2006
Bond Funds	$17,061	$44	$(868)	$16,237
Corporate Bonds	18,135	2	(753)	17,384

Total marketable securities	$35,196	$46	$(1,621)	$33,621

Other income consists of dividend and interest income and other than temporary declines in fair value of marketable securities. Dividend and interest income was $2,806, $2,191 and $1,535 in fiscal year 2007, 2006, and 2005, respectively. Other than temporary declines were $0, $0 and $27 in fiscal year 2007, 2006, and 2005, respectively.
Gross realized gains on the sale of marketable securities were $16, $0, and $828 in fiscal year 2007, 2006, and 2005, respectively. Gross realized losses on the sale of marketable securities were $103, $2, and $96 in fiscal year 2007, 2006, and 2005, respectively.

The following table sets forth certain information relating to the estimated fair value and unrealized losses on marketable securities available-for-sale as of April 30, 2007. Unrealized losses have been segregated into those existing for less than twelve months and those existing for twelve months or longer.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Bond Funds	$—	$—	$1,395	$6	$1,395	$6
Corporate Bonds	$1,094	$15	$15,535	$319	$16,629	$334

Total	$1,094	$15	$16,930	$325	$18,024	$340

At April 30, 2007, the contractual maturities of the debt securities available for sale are:

	Amortized Cost	Fair Value
Due in one year or less	$484	$474
Due after one year through five years.	$16,701	$16,458
Due after five years through ten years	$2,794	$2,751
Due after ten years	$—	$—

Total	$19,979	$19,683

It is the Company’s policy to review the fair value of these marketable securities on a regular basis to determine whether its investments are other-than-temporarily impaired. If the Company believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is the Company’s policy to write down the investment to reduce its carrying value to fair value. Unrealized losses from the Company’s marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of April 30, 2007.
6. Line of Credit
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
The ability of the Company to borrow under the credit facility is subject to its ongoing compliance with certain financial and other covenants, including a tangible net worth covenant. As of April 30, 2007, the Company was in compliance with its covenants under the credit facility.
As of April 30, 2007, the Company had no borrowings under the credit facility.
7. Leases
The Company leases its corporate headquarters in Pittsburgh, Pennsylvania, and other facilities under operating lease agreements that expire over the next five years. Rental expense incurred by the Company under operating lease agreements totaled $2,786, $2,615, and $2,499 for the years ended April 30, 2007, 2006, and 2005, respectively. The future minimum lease payments for such operating leases as of April 30, 2007, are:

Year ending April 30,
2008	2,254
2009	1,658
2010	1,099
2011	1,019
2012	845

8. Common Stock Options
The Company currently has stock options outstanding under the 1995 Stock Option Plan and 2006 Stock Incentive Plan (collectively the “Plans”). Stock options generally vest over five years in 20% increments from the date of grant and expire 10 years from the date of grant. The 2006 Stock Incentive Plan (2006 Plan) authorizes the issuance of 1,340 shares of common stock for the grant of incentive or nonstatutory stock options or restricted stock to employees and directors. As of April 30, 2007, there were 1,202 shares of common stock available for issuance under the 2006 Plan. There were no shares of restricted stock issued under the 2006 Plan as of April 30, 2007. The Company issues new shares of common stock upon exercise of stock options.
A summary of the changes in stock options outstanding and exercisable under the Plans during the fiscal year ended April 30, 2007 is as follows:

			Weighted-
			Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate
	Number of Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding, April 30, 2006	4,177	$4.36
Granted	90	$28.45
Exercised	(682)	$3.61
Cancelled	(33)	$8.50

Outstanding, April 30, 2007	3,552	$5.18	4.33	$96,308

Exercisable, April 30, 2007	3,039	$4.34	3.86	$84,937
The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $32.29 as of the last trading day of the period ended April 30, 2007.
The Company recorded cash proceeds from the exercise of stock options of $2.5 million and $2.8 million and related tax benefits of $3.9 million and $3.8 million during the fiscal year ended April 30, 2007 and 2006, respectively. Nearly all of the tax benefits for the fiscal years ended April 30, 2007 and all of the tax benefits for the fiscal year ended April 30, 2006 were classified as excess tax benefits and accordingly were recorded in additional paid-in capital. The total intrinsic value for stock options exercised during the fiscal years ended April 30, 2007, 2006 and 2005 was $16.8 million, $9.8 million and $15.9 million, respectively.
During the fiscal years ended April 30, 2007, 2006 and 2005, the total fair value of options vested was $2.6 million, $2.4 million and $1.9 million, respectively. The nonvested stock option activity during the fiscal year ended April 30, 2007 is presented in the following table:

		Weighted-Average
	Number of Shares	Fair Value

Nonvested, April 30, 2006	1,104	$4.19
Granted	90	$13.66
Vested	(648)	$3.96
Forfeited	(33)	$5.91

Nonvested, April 30, 2007	513	$6.05

The following table summarizes additional information about stock options outstanding as of April 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range Of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.37-$3.56	1,250	3.00	2.58	1,069	2.58
$3.57-$5.34	1,318	4.28	4.50	1,294	4.50
$5.35-$8.03	752	5.12	6.57	640	6.53
$8.04-$12.04	82	7.56	10.01	24	9.89
$12.05-$18.07	47	8.16	13.75	9	13.92
$18.08-$27.12	45	9.25	22.88	3	20.69
$27.13-$32.29	58	9.91	31.09	—	—
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

	2007	2006	2005
High Performance Electronics	82%	82%	81%
Electromechanical	18%	18%	19%
Profitability information by product category is not available as operating expenses and other income and expense items are managed on a functional basis.
Export sales, principally to Asia, accounted for 61%, 62%, and 57% of total product revenue in 2007, 2006, and 2005, respectively. Included in export sales to Asia were sales to Japan, which accounted for approximately 22%, 24%, and 22% of total revenue in fiscal 2007, 2006, and 2005, respectively. No other foreign country accounted for more than 10% of total revenue during these periods. As of April 30, 2007 and 2006, there were assets of $32,930 and $20,135 in Asia and $6,649 and $7,020 in Europe.
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
10. Income Tax
Income before taxes includes domestic and foreign income as follows:

	April 30,
	2007	2006	2005
Domestic	$28,079	$20,848	$12,470
Foreign	1,101	754	1,130

Total	$29,180	$21,602	$13,600

The provision for income taxes consists of the following:

	April 30,
	2007	2006	2005
Current:
Federal	$7,142	$2,554	$4,474
State	1,781	953	468
Foreign	416	282	122

Total	9,339	3,789	5,064
Deferred:
Federal	112	87	(1,291)
State	(81)	(29)	7
Foreign	(434)	(42)	379

Total	(403)	16	(905)

Total expense for income tax	$8,936	$3,805	$4,159

The Company’s actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the statutory federal rate to income before income taxes as a result of the following:

	April 30,
	2007	2006	2005
Income tax expense at statutory rate	$10,213	$7,561	$4,623
State income tax, net of federal benefit	1,086	634	503
Research and development credit	(2,176)	(1,056)	(1,108)
Rate differential between U.S and foreign taxes	81	54	174
Change in valuation allowance	(404)	(1,131)	(197)
Foreign tax credit	—	(2,365)	—
Stock-based compensation	406	—	—
Other, net	(270)	108	164

Actual income tax expense	$8,936	$3,805	$4,159

For the year ended April 30, 2006, the Company recognized $2.4 million of income tax benefit for a federal tax credit claim and refund related to foreign taxes previously paid.
In addition to amounts applicable to income before taxes, the following income tax benefit amounts were recorded in stockholders’ equity.

	Fiscal year ending April 30,
	2007	2006	2005
Tax effect of stock option exercises	$(3,923)	$(3,771)	$(4,616)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	April 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$393	$434
Capital loss carryovers	804	160
Allowance for doubtful accounts	370	164
Alternative minimum tax credit carryforward	—	282
Research and development tax credit carryforward	1,570	1,637
Intangible assets	3,530	3,996
Stock-based compensation	323	—
Accrued expenses	325	—
Furniture and equipment	282	312
Net unrealized losses on available for sale securities	111	1,212

Total gross deferred tax assets	7,708	8,197
Less valuation allowance	(915)	(1,807)

Net deferred taxes	$6,793	$6,390

The net change in the total valuation allowance for the years ended April 30, 2007 and April 30, 2006 was a decrease of $892 and $1,047, respectively. A decrease of $488 and an increase of $84 in the valuation allowance was recorded in accumulated other comprehensive income relating to marketable securities for the years ended April 30, 2007 and 2006, respectively. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset as of April 30, 2007.
As of April 30, 2007, the Company had foreign operating loss carryforwards of $1,191 which are available to offset future foreign taxable income over an indefinite period. The Company has research and development credit carryforwards of $1,570 as of April 30, 2007. These credits will be available to reduce future federal income taxes, if any, through April 30, 2022 (earliest expiration date). The Company also has capital loss carryovers of $2,297 that are available to offset capital gains through April 30, 2007 (earliest expiration date).
As of April 30, 2007, the Company had undistributed earnings of foreign subsidiaries, amounting to $2,566 on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the U.S.
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
To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of April 30, 2007. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on such assessment, management determined that the Company’s internal control over financial reporting was effective as of April 30, 2007 based on those criteria.
KPMG LLP, has issued an audit report on our assessment and on the effectiveness of the Company’s internal control over financial reporting. The KPMG report is included in (c) Evaluation of Changes in Internal Control over Financial Reporting.
(c) Evaluation of Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ansoft Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)) that Ansoft Corporation (the Company) maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ansoft Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Ansoft Corporation maintained effective internal control over financial reporting as of April 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Ansoft Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2007, and our report dated June 7, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
June 7, 2007

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information relating to this item is provided in the Company’s definitive proxy statement filed with the SEC in connection with its Annual Meeting of Shareholders of the Company is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
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
(c) Schedules.
Schedule II—Valuation and Qualifying Accounts and Reserves for each of the years in the three-year period ended April 30, 2007.
Financial statement schedules not listed above have been omitted because they are inapplicable, are not required under applicable provisions of Regulation S-X, or the information that would otherwise be included in such schedules is contained in the registrant’s financial statements or accompanying notes.
Ansoft Corporation
Schedule II-Valuation and Qualifying Accounts and Reserves
For the three years ended April 30, 2007
(in thousands)

		Additions
	Balance as of	(Deductions)		Balance as of
	the Beginning	Charged to Costs		the End of
	of the Period	and Expenses	Deductions	the Period
Year ended April 30, 2007 Allowance for doubtful accounts	545	564	(136)	973
Year ended April 30, 2006 Allowance for doubtful accounts	425	143	(23)	545
Year ended April 30, 2005 Allowance for doubtful accounts	903	(197)	(281)	425

EXHIBIT INDEX
The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2006, file number 000-27874)

3.3	Bylaws of the Company (incorporated by reference from Registration Statement No. 333-1398)

10.1	1988 Stock Option Plan of the Company (incorporated by reference from Registration Statement No. 333-1398)**

10.2	1995 Stock Option Plan of the Company (incorporated by reference from Registration Statement No. 333-1398)**

10.3	Zoltan Cendes Stock Option Agreement, dated April 30, 1995 (incorporated by reference from Registration Statement No. 333-1398)

10.4	Loan Agreement by and between Ansoft Corporation and PNC Bank, National Association dated October 21, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 21, 2004, file number 000-27874)

10.5	Jacob K. White Stock Option Agreement dated February 1, 1996, as amended (incorporated by reference from Registration Statement No. 333-40189)

10.6	John N. Whelihan Stock Option Agreement dated February 1, 1996, as amended (incorporated by reference from Registration Statement No. 333-40189)

10.7	Agilent HFSS™ Technology and License Transfer Agreement dated May 1, 2001 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2003, file number 000-27874)

10.8	Letter dated October 28, 2005 amending the Loan Agreement by and between Ansoft Corporation and PNC Bank, National Association dated October 21, 2004 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the period ended October 31, 2005, file number 000-27874).

10.9	2006 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the for the year ended April 30, 2006, file number 000-27874) **

10.10	Letter dated October 20, 2006 amending the Loan Agreement by and between Ansoft Corporation and PNC Bank, National Association dated October 21, 2004 Company (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q for the period ended October 31, 2006, file number 000-27874).

14	Code of Business Conduct — this code of ethics may be accessed at the Company’s website: www.ansoft.com

21.1	Subsidiaries of the registrant (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997, file number 000-27874)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

**	Incentive or stock compensation plan of the Company

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 7, 2007.

ANSOFT CORPORATION
By	/s/ Nicholas Csendes
Nicholas Csendes
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 7, 2007.

Signature	Title

/s/ Nicholas Csendes Nicholas Csendes	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas A.N. Miller Thomas A.N. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Zoltan J. Cendes Zoltan J. Cendes	Director, Chief Technology Officer and Chairman of the Board of Directors

/s/ Peter Robbins Peter Robbins	Director

/s/ Paul Quast Paul Quast	Director

/s/ John N. Whelihan John N. Whelihan	Director