Form 10-Q
period 2007-07-31
ANSOFT CORP
filed 2007-08-16
CIK 849433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 31, 2007

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of the close of business on July 31, 2007 was 23,420,641.

ANSOFT CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	July 31,	April 30,
	2007	2007
Assets
Current assets
Cash and cash equivalents	$38,188	$49,356
Accounts receivable, net of allowance for doubtful Accounts of $1,059 and $973, respectively	14,383	24,994
Deferred income taxes	4,055	1,441
Prepaid expenses and other current assets	2,499	2,566

Total current assets	59,125	78,357

Equipment and furniture, net of accumulated depreciation of $7,286 and $7,019, respectively	2,450	2,514
Marketable securities	21,997	22,383
Other assets	156	155
Deferred income taxes	5,388	5,352
Goodwill	1,239	1,239
Other intangible assets, net	880	1,170

Total assets	$91,235	$111,170

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$258	$626
Accrued payroll	1,074	3,380
Accrued income taxes	324	603
Other accrued expenses	3,917	4,130
Current portion of deferred revenue	24,616	26,244

Total current liabilities	30,189	34,983
Accrued income taxes	3,325	—
Long-term portion of deferred revenue	1,081	1,404

Total liabilities	34,595	36,387

Stockholders’ equity
Preferred stock , par value $0.01 per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock , par value $0.01 per share; 50,000 shares authorized; issued 29,576 and 29,258 shares, respectively and outstanding 23,420 and 23,956, respectively	296	293
Additional paid-in capital	88,115	85,754
Treasury stock, 6,156 and 5,302 shares, respectively	(73,443)	(49,176)
Accumulated other comprehensive loss	(1,075)	(964)
Retained earnings	42,747	38,876

Total stockholders’ equity	56,640	74,783

Total liabilities and stockholders’ equity	$91,235	$111,170

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended July 31,
	2007	2006
Revenue
License	$9,658	$8,185
Service and other	10,253	9,138

Total revenue	19,911	17,323
Costs of revenue
License	136	120
Service and other	411	333

Total cost of revenue	547	453
Gross profit	19,364	16,870
Operating Expenses
Sales and marketing	7,617	7,478
Research and development	4,713	4,826
General and administrative	1,525	1,384
Amortization	290	346

Total operating expenses	14,145	14,034

Income from operations	5,219	2,836
Other income, net	831	815

Income before income taxes	6,050	3,651
Income tax expense	2,179	1,362

Net income	$3,871	$2,289

Net income per share
Basic	$0.16	$0.10

Diluted	$0.15	$0.09

Weighted average shares used in calculation
Basic	23,725	23,609

Diluted	25,859	26,174

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended July 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,871	$2,289
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	242	270
Amortization	404	457
Stock-based compensation	248	636
Excess tax benefit from stock-based compensation	(1,300)	(133)
Deferred income taxes	(36)	—
Changes in assets and liabilities
Accounts receivable	10,720	8,357
Prepaid expenses and other assets	71	(725)
Accounts payable and accrued expenses	(1,317)	(2,046)
Deferred revenue	(2,074)	(863)

Net cash provided by operating activities	10,829	8,242

Cash flows from investing activities:
Purchases of equipment and furniture	(178)	(203)
Purchases of marketable securities	(46)	(2,497)

Net cash used in investing activities	(224)	(2,700)

Cash flows from financing activities:
Purchase of treasury stock	(24,267)	(5,737)
Proceeds from the issuance of common stock, net	952	362
Excess tax benefit from stock-based compensation	1,300	133

Net cash used in financing activities	(22,015)	(5,242)

Net (decrease) increase in cash and cash equivalents	(11,410)	300
Effect of exchange rate changes	242	(53)
Cash and cash equivalents at beginning of period	49,356	16,456

Cash and cash equivalents at end of period	$38,188	$16,703

Supplemental disclosures of cash flow information Cash paid for income taxes	$608	$747

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(unaudited)
(1) Basis of Presentation
The unaudited consolidated financial statements include the accounts of Ansoft Corporation (“Ansoft” or the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the April 30, 2007 consolidated financial statements and notes thereto included in Ansoft’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
(2) Comprehensive income
“Comprehensive income” includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities, net of tax. A summary of comprehensive income follows:

	Three months ended July 31,
	2007	2006
Net income	$3,871	$2,289
Unrealized (loss) gain on marketable securities	(318)	290
Foreign currency translation adjustments	207	(101)

Comprehensive income	$3,760	$2,478

(3) Net Income Per Share
Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. The weighted-average basic shares were 23,725 for the three month period ended July 31, 2007. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The weighted-average dilutive shares were 25,859 for the three month period ended July 31, 2007. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. Unexercised stock options of 54 shares for the three month period ended July 31, 2007 are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive. All unexercised stock options for the three-month period ended July 31, 2006 are included in the computation of diluted earnings per share.

(4) Stock-Based Compensation
The Company’s income from operations and income before income taxes includes stock-based compensation of $0.2 million and $0.6 million for the three month periods ended July 31, 2007 and 2006, respectively, and net income was reduced by $0.2 million, or $0.01 per diluted share, and $0.5 million, or $0.02 per diluted share for the three month periods ended July 31, 2007 and 2006, respectively, due to the inclusion of stock-based compensation. The stock based compensation expense was recorded in sales and marketing, research and development, and general and administrative.
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
     The ability of the Company to borrow under the credit facility is subject to its ongoing compliance with certain financial and other covenants, including a tangible net worth covenant. As of July 31, 2007, the Company was in compliance with its covenants under the credit facility. As of July 31, 2007, the Company had no borrowings under the credit facility.
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
     To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of July 31, 2007. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

(7) Intangible Assets
The following is a summary of intangible assets as of July 31, 2007:

Purchased Technology	$2,230
Non-Compete	2,500
Trademark	212
Customer List	18,488

Total	$23,430

Total accumulated amortization as of July 31, 2007 was $22,550. These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Remaining fiscal year 2008 amortization as of July 31, 2007 is $880.
(8) Income Taxes
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on May 1, 2007. As a result of the implementation of FIN 48, the Company was not required to record a cumulative effect of adoption of FIN 48 to beginning retained earnings. At the adoption date of May 1, 2007, the Company had $3.2 million of unrecognized tax benefits that is classified as a non-current liability, of which all would affect our effective tax rate if recognized. At July 31, 2007, the Company had $3.3 million of unrecognized tax benefits. The Company does not reasonably expect any possible material changes to the estimated amount of the liability associated with its uncertain tax positions through April 30, 2008.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of May 1, 2007, the Company had approximately $0.2 million of accrued interest related to uncertain tax positions. The tax years 2004 — 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
(9) Recent Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (SFAS 159) which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning in the Company’s 2009 fiscal year. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

(10) Marketable Securities
Marketable securities, classified as available for sale, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value
July 31, 2007
Bond Funds	$2,742	$—	$(107)	$2,635
Corporate Bonds	19,865	10	(513)	19,362

Total marketable securities	$22,607	$10	$(620)	$21,997

April 30, 2007
Bond Funds	$2,696	$10	$(6)	$2,700
Corporate Bonds	19,979	38	(334)	19,683

Total marketable securities	$22,675	$48	$(340)	$22,383

At July 31, 2007, the contractual maturities of the debt securities available for sale are:

	Amortized Cost	Fair Value
Due in one year or less	$731	$719
Due after one year through five years	16,518	16,157
Due after five years through ten years	2,616	2,486
Due after ten years	—	—

Total	$19,865	$19,362

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-Q, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include (1) the degree and rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft’s products, (2) the level of product and price competition, (3) the ability of Ansoft to develop and market new products and to control costs, (4) the ability to expand its direct sales force, and (5) the ability to attract and retain key personnel. Ansoft does not undertake to publicly update or revise its forward-looking statements even if experience or future developments make it clear that any projected results expressed or implied therein will not be realized.
Overview
Ansoft is a leading developer of high-performance electronic design automation (EDA) software. Engineers use Ansoft software to achieve first-pass system success when designing mobile communication and Internet-access devices, broadband networking components and systems, integrated circuits (ICs), printed circuit boards (PCBs) and electromechanical systems. Ansoft markets its products worldwide through its own direct sales force and has comprehensive customer-support and training offices throughout North America, Asia and Europe.
During the first quarter of fiscal year 2008, revenues increased by 14.9% from the previous fiscal year’s first quarter. New license revenue increased by 18.0% and maintenance revenue increased 12.2%. The Company experienced growth in both our domestic and international markets for the quarter ended July 31, 2007.
Net income for the quarter was $3.9 million compared to $2.3 million during the first fiscal quarter of 2007.

Results of Operations

	Three months ended July 31,		Percentage
	(In thousands)		change
	2007	2006

Revenue	$19,911	$17,323	14.9%
Cost of revenue	547	453	20.8%

Gross profit	19,364	16,870	14.8%
Operating Expenses
Sales and marketing	7,617	7,478	1.9%
Research and development	4,713	4,826	(2.3%)
General and administrative	1,525	1,384	10.2%
Amortization	290	346	(16.2%)

Total operating expenses	14,145	14,034	0.08%

Income from operations	5,219	2,836	84.0%
Other income, net	831	815	2.0%

Income before income taxes	6,050	3,651	65.7%
Income tax expense	2,179	1,362	60.0%

Net income	$3,871	$2,289	69.1%

Comparison of the Three Months Ended July 31, 2007 and 2006
Revenue. Total revenue in the three-month period ended July 31, 2007 increased 14.9% to $19.9 million. License revenue during the three-month period ended July 31, 2007 increased 18.0% to $9.7 million from $8.2 million during the comparable period in the prior fiscal year. The increase is due in part to continued improvement in the technology sectors resulting in an increased demand for our software products worldwide. Growth occurred in both our high performance electronics and electromechanical (EM) product lines for the three-month period ended July 31, 2007. Service and other revenue in the three-month period ended July 31, 2007 increased 12.2% due to the continued growth of the installed base of customers under annual maintenance agreements.
International revenue accounted for 63% and 58% of the Company’s total revenue in the three-month periods ended July 31, 2007 and 2006, respectively. Revenue in Asia accounted for 42% and 44% and revenue in Europe accounted for 21% and 14% in the three-month periods ended July 31, 2007 and 2006, respectively. As of July 31, 2007 and April 30, 2007, there were net assets of $22.8 million and $22.3 million in Asia. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.
Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the three-month period, using current year exchange rates for the prior year revenues, the international revenue as a percentage of total revenue would decrease 4% to 54% of total revenue for the period ended July 31, 2006.
Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers. Cost of revenue for both of the three-month periods ended July 31, 2007 and 2006 was $0.5 million.
Sales and marketing expenses. Sales and marketing expenses consist of salaries; commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three-month period ended July 31, 2007 increased $0.1 million to $7.6 million. Stock-based compensation expense of $0.1 million was included in sales and marketing expenses for both of the three-month periods ended July 31, 2007 and 2006. Sales and marketing expenses represented 38% and 43% of total revenue in the three-month periods ended July 31, 2007 and 2006, respectively. This decrease is a result of the Company continuing to gain leverage from its sales force.

Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three-month period ended July 31, 2007 decreased $0.1 million to $4.7 million. Total research and development costs decreased primarily due to a reduction of $0.3 million in stock-based compensation expense to $0.1 million. Research and development expenses represented 24% and 28% of total revenue in the three-month periods ended July 31, 2007 and 2006, respectively.
General and administrative expenses. General and administrative expenses for the three-month period ended July 31, 2007 increased $0.1 million to $1.5 million. Included in general and administrative expenses for both of the three-month periods ended July 31, 2007 and 2006 was stock based compensation expense of $0.1 million. General and administrative expenses represented 8% of total revenue in both of the three-month periods ended July 31, 2007 and 2006.
Amortization expense. Amortization expense for the three-month period ended July 31, 2007 decreased 16.2%. The decrease is due to various intangible assets being fully amortized in the prior fiscal year.
Other income, net. Other income for both of the three-month periods ended July 31, 2007 and 2006 was $0.8 million.
Income tax expense. In the three-month period ended July 31, 2007, the Company recorded tax expense of $2.2 million compared to $1.4 million for the same period in the previous fiscal year.
Liquidity and Capital Resources
As of July 31, 2007, Ansoft had $38.2 million in cash and cash equivalents and $22.0 million of marketable securities. Net cash provided by operating activities in the three-month periods ended July 31, 2007 and 2006 was $10.8 million and $8.2 million, respectively.
Net cash used in investing activities in the three-month periods ended July 31, 2007 and 2006 was $0.2 million and $2.7 million, respectively. Capital expenditures were $0.2 million in both the three-month periods ended July 31, 2007 and 2006. Purchases of marketable securities were $0.1 million and $2.5 million in the three-month period ended July 31, 2007 and 2006, respectively.
Net cash used in financing activities was $22.0 million and $5.2 million in the three-month periods ended July 31, 2007 and 2006, respectively. Proceeds from the issuance of common stock were $1.0 million and $0.4 million in the three-month periods ended July 31, 2007 and 2006, respectively. Funds used for the repurchase of common stock were $24.3 million and $5.7 million in the three-month periods ended July 31, 2007 and 2006, respectively. The Company expects to continue to purchase common stock under its share repurchase plan.
A summary of Ansoft’s significant contractual obligations and commitments as of July 31, 2007 is as follows (in thousands and for fiscal year):

Operating Leases
2008	$2,113
2009	1,714
2010	1,089
2011	953
2012	725
Thereafter	121
For fiscal year 2007, the balance of $2,113 represents the remaining payments due as of July 31, 2007.
Critical Accounting Policies
As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007, the Company considers its policies on revenue recognition, valuation of accounts receivable, impairment of long-lived assets, impairment of marketable securities available for sale, stock-based compensation and deferred tax asset valuation allowance to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements. With the adoption of FIN 48 as of May 1, 2007, the Company has added “Uncertain Tax Positions” as a critical accounting policy.

Uncertain Tax Positions
The Company accounts for uncertain tax positions in accordance with FIN 48. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in its subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 8 to the unaudited consolidated financial statements, “Income Taxes”, for additional detail on the Company’s uncertain tax positions.
Effect of Recent Accounting Pronouncements
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company beginning in the Company’s 2009 fiscal year. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (SFAS 159) which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning in the Company’s 2009 fiscal year. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in reported market risks faced by the Company since April 30, 2007.
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
Foreign Currency Risk. The majority of our foreign currency transactions are denominated in yen or euros, which are the functional currencies of Japan and Europe, respectively. As a result of transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and do not currently believe that foreign currency exchange risk is significant to our operations due to the short term nature of assets and liabilities denominated in foreign currencies.
The average foreign exchange rates used to translate the statements of operations were as follows:

	Three months ended	Three months ended
Foreign Currency	July 31, 2007	July 31, 2006

Yen	119.1	114.3
Euro	1.37	1.27
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

PART II OTHER INFORMATION
Item 1A. Risk Factors
Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Form 10-K for the fiscal year ended April 30, 2007. There have been no material change in the Company’s risk factors previously disclosed in the Company’s Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the common stock purchased by month for the quarter ended July 31, 2007.

			Total number of	Maximum
			shares	number of
			repurchased as	shares that may
	Total		part of publicly	yet be
	number of	Average	announced	repurchased
	shares	price paid	plans or	under the plans
Period	repurchased	per share	programs	or programs (1)
May 1, 2007— May 31, 2007	80,124	$32.23	6,271,944	1,728,056
June 1, 2007 — June 30, 2007	314,808	$30.32	6,586,752	1,413,248
July 1, 2007 — July 31, 2007	458,700	$26.47	7,045,452	954,548

Total	853,632	$28.43

(1)	All repurchases were made pursuant to a share repurchase program publicly announced in 1998 and amended in 2002, 2004 and 2006. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. Under the plan the Company is authorized to repurchase 8,000,000 shares.
Item 6. Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes Oxley Act of 2002—Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes Oxley Act of 2002—Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Filed herewith.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2007	ANSOFT CORPORATION

By: /s/ Nicholas Csendes

Nicholas Csendes
President and Chief Executive Officer

By: /s/ Thomas A.N. Miller

Thomas A.N. Miller
Chief Financial Officer