Form 10-Q
period 2007-10-31
ANSOFT CORP
filed 2007-11-16
CIK 849433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended October 31, 2007

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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of the close of business on October 31, 2007 was 23,419,624.

ANSOFT CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	October 31,	April 30,
	2007	2007
Assets
Current assets
Cash and cash equivalents	$34,714	$49,356
Accounts receivable, net of allowance for doubtful accounts of $1,010 and $973, respectively	17,715	24,994
Deferred income taxes	4,041	1,441
Prepaid expenses and other current assets	2,278	2,566

Total current assets	58,748	78,357

Equipment and furniture, net of accumulated depreciation of $7,342 and $7,019, respectively	2,367	2,514
Marketable securities	26,264	22,383
Other assets	159	155
Deferred income taxes	5,409	5,352
Goodwill	1,239	1,239
Other intangible assets, net	590	1,170

Total assets	$94,776	$111,170

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$516	$626
Accrued payroll	1,594	3,380
Accrued income taxes	1,746	603
Other accrued expenses	4,324	4,130
Current portion of deferred revenue	23,759	26,244

Total current liabilities	31,939	34,983
Accrued income taxes	3,454	—
Long-term portion of deferred revenue	1,076	1,404

Total liabilities	36,469	36,387

Stockholders’ equity
Preferred stock , par value $0.01 per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock , par value $0.01 per share; 50,000 shares authorized; issued 29,829 and 29,258 shares, respectively and outstanding 23,420 and 23,956, respectively	298	293
Additional paid-in capital	90,459	85,754
Treasury stock, 6,409 and 5,302 shares, respectively	(80,096)	(49,176)
Accumulated other comprehensive loss	(332)	(964)
Retained earnings	47,978	38,876

Total stockholders’ equity	58,307	74,783

Total liabilities and stockholders’ equity	$94,776	$111,170

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Revenue
License	$12,426	$10,938	$22,084	$19,123
Service and other	10,960	9,568	21,213	18,706

Total revenue	23,386	20,506	43,297	37,829
Costs of revenue
License	156	141	292	261
Service and other	432	360	843	693

Total cost of revenue	588	501	1,135	954
Gross profit	22,798	20,005	42,162	36,875
Operating Expenses
Sales and marketing	9,029	8,138	16,646	15,616
Research and development	4,810	4,730	9,523	9,556
General and administrative	1,253	1,240	2,778	2,624
Amortization	290	346	580	692

Total operating expenses	15,382	14,454	29,527	28,488

Income from operations	7,416	5,551	12,635	8,387
Other income, net	725	577	1,556	1,392

Income before income taxes	8,141	6,128	14,191	9,779
Income tax expense	2,910	2,418	5,089	3,780

Net income	$5,231	$3,710	$9,102	$5,999

Net income per share
Basic	$0.22	$0.16	$0.39	$0.25

Diluted	$0.21	$0.14	$0.35	$0.23

Weighted average shares used in calculation
Basic	23,298	23,609	23,512	23,609

Diluted	25,301	26,151	25,641	26,165

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended October 31,
	2007	2006
Cash flows from operating activities:
Net income	$9,102	$5,999
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	488	529
Amortization	809	917
Stock-based compensation	561	1,212
Excess tax benefit from stock-based compensation	(2,557)	(1,011)
Deferred income taxes	(43)	(210)
Changes in assets and liabilities
Accounts receivable	7,881	7,862
Prepaid expenses and other assets	311	(454)
Other long-term assets	(4)	(23)
Accounts payable and accrued expenses	2,531	924
Deferred revenue	(3,506)	(1,871)

Net cash provided by operating activities	15,573	13,874

Cash flows from investing activities:
Purchases of equipment and furniture	(340)	(353)
Purchases of marketable securities	(4,248)	(4,771)

Net cash used in investing activities	(4,588)	(5,124)

Cash flows from financing activities:
Purchase of treasury stock	(30,920)	(6,737)
Proceeds from the issuance of common stock, net	1,728	792
Excess tax benefit from stock-based compensation	2,557	1,011

Net cash used in financing activities	(26,635)	(4,934)

Net increase (decrease) in cash and cash equivalents	(15,650)	3,816
Effect of exchange rate changes	1,008	(410)
Cash and cash equivalents at beginning of period	49,356	16,456

Cash and cash equivalents at end of period	$34,714	$19,862

Supplemental disclosures of cash flow information
Cash paid for income taxes	$712	$221

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
(2) Comprehensive income
“Comprehensive income” includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities, net of tax. A summary of comprehensive income follows:

	Three months ended		Six months ended
	October 31,		October 31,
	2007	2006	2007	2006
Net income	$5,231	$3,710	$9,102	$5,999
Unrealized gain (loss) on marketable securities	180	446	(138)	736
Foreign currency translation adjustments	563	(307)	770	(408)

Comprehensive income	$5,974	$3,849	$9,734	$6,327

(3) Net Income Per Share
Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. The weighted-average basic shares were 23,298 and 23,512 for the three and six month periods ended October 31, 2007, respectively. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The weighted-average dilutive shares were 25,301 and 25,641 for the three and six month periods ended October 31, 2007, respectively Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. Unexercised stock options of 68 and 19 shares for the three month periods ended October 31, 2007 and 2006, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive. Unexercised stock options of 73 and 21 shares for the six month periods ended October 31, 2007 and 2006, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.
The Company repurchased 253 and 39 shares at an average price of $26.26 and $25.73 in the three-month periods ended October 31, 2007 and 2006, respectively. The Company repurchased 1,107 and 326 shares at an average price of $27.93 and $20.70 in the six-month periods ended October 31, 2007 and 2006, respectively.
(4) Stock-Based Compensation
The Company’s income from operations and income before income taxes includes stock-based compensation of $0.3 million and $0.6 million for the three month periods ended October 31, 2007 and 2006, respectively, and net income was reduced by $0.3 million, or $0.01 per diluted share, and $0.5 million, or $0.02 per diluted share for the three month periods ended October 31, 2007 and 2006, respectively, due to the inclusion of stock-based compensation. The Company’s income from operations and income before income taxes includes stock-based compensation of $0.6 million and $1.2 million for the six month periods ended October 31, 2007 and 2006, respectively, and net income was reduced by $0.5 million, or $0.02 per diluted share, and $1.0 million, or $0.04 per diluted share for the six month periods ended October 31, 2007 and 2006, respectively, due to the inclusion of stock-based compensation. The stock based compensation expense was recorded in sales and marketing, research and development, and general and administrative.
(5) Line of Credit
On October 22, 2007, the Company renewed for an additional year its secured credit facility, with an aggregate commitment of up to $30,000, with a domestic financial institution (the “Bank”). At the Company’s option, borrowings under the credit facility bear interest at the Bank’s prime lending rate or the LIBOR rate plus a margin of .050 basis points. The facility is secured by the Company’s marketable securities.
The ability of the Company to borrow under the credit facility is subject to its ongoing compliance with certain financial and other covenants, including a tangible net worth covenant. As of October 31, 2007, the Company was in compliance with its covenants under the credit facility. As of October 31, 2007, the Company had no borrowings under the credit facility.
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
To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of October 31, 2007. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
(7) Intangible Assets
The following is a summary of intangible assets as of October 31, 2007:

Purchased Technology	$2,230
Non-Compete	2,500
Trademark	212
Customer List	18,488

Less Accumulated Amortization	(22,840)

Total	$590

These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Remaining fiscal year 2008 amortization as of October 31, 2007 is $590.
(8) Income Taxes
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on May 1, 2007. As a result of the implementation of FIN 48, the Company was not required to record a cumulative effect of adoption of FIN 48 to beginning retained earnings. At the adoption date of May 1, 2007, the Company had $3.2 million of unrecognized tax benefits that is classified as a non-current liability, of which all would affect our effective tax rate if recognized. At October 31, 2007, the Company had $3.5 million of unrecognized tax benefits. The Company does not reasonably expect any possible material changes to the estimated amount of the liability associated with its uncertain tax positions through April 30, 2008.

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
(10) Marketable Securities
Marketable securities, classified as available for sale, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
October 31, 2007
Bond Funds	$2,782	$—	$(89)	$2,693
Corporate Bonds	23,912	39	(380)	23,571

Total marketable securities	$26,694	$39	$(469)	$26,264

April 30, 2007
Bond Funds	$2,696	$10	$(6)	$2,700
Corporate Bonds	19,979	38	(334)	19,683

Total marketable securities	$22,675	$48	$(340)	$22,383

At October 31, 2007, the contractual maturities of the debt securities available for sale are:

	Amortized Cost	Fair Value
Due in one year or less	$725	$719
Due after one year through five years	18,066	17,841
Due after five years through ten years	4,963	4,853
Due after ten years	158	158

Total	$23,912	$23,571

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-Q, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include (1) the degree and rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft’s products, (2) the level of product and price competition, (3) the ability of Ansoft to develop and market new products and to control costs, (4) the ability to expand its direct sales force (5) the ability to attract and retain key personnel. Ansoft does not undertake to publicly update or revise its forward-looking statements even if experience or future developments make it clear that any projected results expressed or implied therein will not be realized, and (6) other risks and uncertainties set forth in Ansoft’s public reports filed with the SEC, including, but not limited to, its annual report on Form 10-K for the fiscal year ended April 30, 2007.

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
During the second quarter of fiscal year 2008, revenues increased by 14% from the previous fiscal year’s second quarter. New license revenue increased by 14% and maintenance revenue increased 15%.
Net income for the quarter was $5.2 million compared to $3.7 million during the second fiscal quarter of 2007.
Results of Operations

	Three months ended			Six months ended October
	October 31,			31,
	(In thousands)		Percentage	(In thousands)		Percentage
	2007	2006	change	2007	2006	change
Revenue	23,386	20,506	14%	43,297	37,829	14%
Cost of revenue	588	501	17%	1,135	954	19%

Gross profit	22,798	20,005	14%	42,162	36,875	14%
Operating Expenses
Sales and marketing	9,029	8,138	11%	16,646	15,616	7%
Research and development	4,810	4,730	2%	9,523	9,556	—
General and administrative	1,253	1,240	1%	2,778	2,624	6%
Amortization	290	346	(16%)	580	692	(16%)

Total operating expenses	15,382	14,454	6%	29,527	28,488	4%

Income from operations	7,416	5,551	34%	12,635	8,387	51%
Other income, net	725	577	26%	1,556	1,392	12%

Income before income taxes	8,141	6,128	33%	14,191	9,779	45%
Income tax expense	2,910	2,418	20%	5,089	3,780	35%

Net income	$5,231	$3,710	41%	$9,102	$5,999	52%

Comparison of the Three and Six Months Ended October 31, 2007 and 2006
Revenue. Total revenue in the three and six-month periods ended October 31, 2007 increased 14% to $23.4 and $43.3 million, respectively. License revenue during the three-month period ended October 31, 2007 increased 14% to $12.4 million from $10.9 million during the comparable period in the prior fiscal year. License revenue during the six-month period ended October 31, 2007 increased 15% to $22.1 million from $19.1 million during the comparable period in the prior fiscal year. The increases are due in part to continued improvement in the technology sectors resulting in an increased demand for our software products worldwide. Growth occurred in both our high performance electronics and electromechanical (EM) product lines for the three and six-month periods. Service and other revenue in the three and six-month periods ended October 31, 2007 increased 15% and 13%, respectively, due to the continued growth of the installed base of customers under annual maintenance agreements.
International revenue accounted for 63% and 60% of the Company’s total revenue in the three-month periods ended October 31, 2007 and 2006, respectively. Revenue in Asia accounted for 46% and 42% and revenue in Europe accounted for 17% and 18% in the three-month periods ended October 31, 2007 and 2006, respectively. International revenue accounted for 63% and 59% of the Company’s total revenue in the six-month periods ended October 31, 2007 and 2006, respectively. Revenue in Asia accounted for 44% and 43% and revenue in Europe accounted for 19% and 16% in the six-month periods ended October 31, 2007 and 2006, respectively. As of October 31, 2007 and April 30, 2007, there were net assets of $20.8 million and $22.3 million in Asia. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.

Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the three and six-month period, using current year exchange rates for the prior year revenues, the international revenue as a percentage of total revenue would not change for the three and six-month periods ended October 31, 2006.
Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers. Cost of revenue for the three and six-month periods ended October 31, 2007 increased 17% and 19% from the comparable period in the prior fiscal year.
Sales and marketing expenses. Sales and marketing expenses consist of salaries; commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three and six-month periods ended October 31, 2007 increased 11% and 7% to $9.0 million and $16.6 million from the comparable periods in the prior fiscal year. Stock based compensation expense of $0.1 million was included in sales and marketing expenses for the three month periods ended October 31, 2007 and 2006. Stock based compensation expense of $0.2 million was included in sales and marketing expenses for the six month periods ended October 31, 2007 and 2006. Sales and marketing expenses represented 38% and 41% of total revenue in the six-month periods ended October 31, 2007 and 2006, respectively. This decrease is a result of the Company continuing to gain leverage from its sales force.
Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three and six-month periods ended October 31, 2007 increased 2% to $4.8 million and remained flat at $9.5 million from the comparable periods in the prior fiscal year. Total research and development costs for the six-month period decreased primarily due to a reduction of $0.6 million in stock based compensation expense to $0.2 million. Stock based compensation expense of $0.1 million and $0.4 million was included in research and development expenses for the three month periods ended October 31, 2007 and 2006, respectively. Research and development expenses represented 22% and 25% of total revenue in the six-month periods ended October 31, 2007 and 2006, respectively.
General and administrative expenses. General and administrative expenses for the three and six month periods ended October 31, 2007 increased 1% and 6%, respectively. Stock based compensation expense of $0.1 million was included in general and administrative expenses for the three month periods ended October 31, 2007 and 2006. Stock based compensation expense of $0.2 million was included in general and administrative expenses for the six month periods ended October 31, 2007 and 2006, respectively. General and administrative expenses represented 6% and 7% of total revenue in the six-month periods ended October 31, 2007 and 2006, respectively.
Amortization expense. Amortization expense for the three and six-month periods ended October 31, 2007 decreased 16%. The decrease is due to various intangible assets being fully amortized in the prior fiscal year.
Other income, net. Other income for the three and six-month periods ended October 31, 2007 was $0.7 million and $1.6 million, an increase of $0.1 million and $0.2 million from the same period in the previous fiscal year.
Income tax expense. In the three and six month periods ended October 31, 2007, the Company recorded tax expense of $2.9 million and $5.1 million compared to $2.4 million and $3.8 million for the same periods in the previous fiscal year. The effective tax rate was higher in the prior fiscal periods because the US Research and Development Tax Credit (“Tax Credit”) had expired. The Tax Credit was reinstated in December 2006.
Liquidity and Capital Resources
As of October 31, 2007, Ansoft had $34.7 million in cash and cash equivalents and $26.3 million of marketable securities. Net cash provided by operating activities in the six-month periods ended October 31, 2007 and 2006 was $15.6 million and $13.9 million, respectively.
Net cash used in investing activities in the six-month periods ended October 31, 2007 and 2006 was $4.6 million and $5.1 million, respectively. Capital expenditures were $0.3 million and $0.4 million in the six-month periods ended October 31, 2007 and 2006, respectively. Purchases of marketable securities were $4.2 million and $4.8 million in the six-month periods ended October 31, 2007 and 2006, respectively.

Net cash used in financing activities was $26.6 million and $4.9 million in the six-month periods ended October 31, 2007 and 2006, respectively. Proceeds from the issuance of common stock were $1.7 million and $0.8 million in the six-month periods ended October 31, 2007 and 2006. Funds used for the repurchase of common stock were $30.9 million and $6.7 million in the six-month periods ended October 31, 2007 and 2006, respectively. Shares were repurchased at an average price of $27.93 and $20.70 in the six-month periods ended October 31, 2007 and 2006, respectively. The Company expects to continue to purchase common stock under its share repurchase plan.
A summary of Ansoft’s significant contractual obligations and commitments as of October 31, 2007 is as follows (in thousands and for fiscal year):

Operating Leases
2008	$1,432
2009	1,754
2010	1,107
2011	960
2012	725
Thereafter	121
For fiscal year 2008, the balance of $1,432 represents the remaining payments due as of October 31, 2007.
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
The average foreign exchange rates used to translate the statements of operations were as follows:

	Six months ended	Six months ended
Foreign Currency	October 31, 2007	October 31, 2006

Yen	117.9	115.2
Euro	1.39	1.27
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
PART II OTHER INFORMATION
Item 1A. Risk Factors
Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Form 10-K for the fiscal year ended April 30, 2007. There have been no material changes in the Company’s risk factors previously disclosed in the Company’s Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the common stock purchased by month for the quarter ended October 31, 2007.

			Total number of	Maximum
			shares	number of
			repurchased as	shares that may
	Total		part of publicly	yet be
	number of	Average	announced	repurchased
	shares	price paid	plans or	under the plans
Period	repurchased	per share	programs	or programs (1)
August 1, 2007– August 31, 2007	240,899	$26.08	7,286,351	1,713,649
October 1, 2007 – October 31, 2007	12,500	$29.76	7,298,851	1,701,149

Total	253,399	$26.26

(1)	All repurchases were made pursuant to a share repurchase program publicly announced in 1998 and amended in 2002, 2004, 2006 and 2007. On September 6, 2007, the Company announced that the Board of Directors voted to amend its existing common stock repurchase program to permit the Company to acquire an additional 1,000,000 shares of its common stock. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. Under the plan the Company is authorized to repurchase 9,000,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of stockholders of the Company was held on September 5, 2007. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Company’s solicitations.
The following five nominees proposed by the Board of Directors were elected for one year terms expiring at the 2008 Annual Meeting:

	Shares in	Shares
Name	Favor	Withheld
Nicholas Csendes	16,141,110	7,228,189
Zoltan J. Cendes	15,511,676	7,857,623
Peter Robbins	21,740,641	1,628,658
John N. Whelihan	21,187,489	2,181,810
Paul J. Quast	21,739,680	1,629,619
Item 6. Exhibits
10.15	Letter dated October 22, 2007 amending Loan Agreement by and between Ansoft Corporation and PNC Bank, National Association dated October 21, 2004—Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes Oxley Act of 2002—Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes Oxley Act of 2002—Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Filed herewith.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2007	ANSOFT CORPORATION

	By:	/s/ Nicholas Csendes

Nicholas Csendes
President and Chief Executive Officer

	By:	/s/ Thomas A.N. Miller

Thomas A.N. Miller
Chief Financial Officer