Form 10-Q
period 2008-01-31
ANSOFT CORP
filed 2008-02-15
CIK 849433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended January 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________
Commission file number 000-27874
ANSOFT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1001909 (I.R.S. Employer Identification no.)

225 West Station Square, Suite 200 Pittsburgh, Pennsylvania (Address of principal executive offices)	15219-1119 (Zip Code)
Registrant’s telephone number, including area code: (412) 261-3200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of the close of business on January 31, 2008 was 23,322,296.

ANSOFT CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	January 31,	April 30,
	2008	2007

Assets
Current assets
Cash and cash equivalents	$30,530	$49,356
Accounts receivable, net of allowance for doubtful accounts of $1,184 and $973, respectively	20,497	24,994
Deferred income taxes	4,027	1,441
Prepaid expenses and other current assets	2,218	2,566

Total current assets	57,272	78,357

Equipment and furniture, net of accumulated depreciation of $7,732 and $7,019, respectively	2,233	2,514
Marketable securities	33,580	22,383
Other assets	164	155
Deferred income taxes	4,866	5,352
Goodwill	1,239	1,239
Other intangible assets, net	295	1,170

Total assets	$99,649	$111,170

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$214	$626
Accrued payroll	1,768	3,380
Accrued income taxes	2,618	603
Other accrued expenses	4,592	4,130
Current portion of deferred revenue	23,695	26,244

Total current liabilities	32,887	34,983
Accrued income taxes	3,444	—
Long-term portion of deferred revenue	1,272	1,404

Total liabilities	37,603	36,387

Stockholders’ equity
Preferred stock , par value $0.01 per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock , par value $0.01 per share; 50,000 shares authorized; issued 29,973 and 29,258 shares, respectively and outstanding 23,322 and 23,956, respectively	300	293
Additional paid-in capital	92,064	85,754
Treasury stock, 6,651 and 5,302 shares, respectively	(85,884)	(49,176)
Accumulated other comprehensive income (loss)	1,079	(964)
Retained earnings	54,487	38,876

Total stockholders’ equity	62,046	74,783

Total liabilities and stockholders’ equity	$99,649	$111,170

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenue
License	$14,992	$13,147	$37,076	$32,270
Service and other	11,146	9,584	32,359	28,290

Total revenue	26,138	22,731	69,435	60,560
Costs of revenue
License	167	164	459	425
Service and other	465	403	1,308	1,096

Total cost of revenue	632	567	1,767	1,521
Gross profit	25,506	22,164	67,668	59,039
Operating Expenses
Sales and marketing	9,108	8,030	25,754	23,646
Research and development	4,750	5,016	14,273	14,572
General and administrative	1,317	1,451	4,095	4,075
Amortization	295	290	875	982

Total operating expenses	15,470	14,787	44,997	43,275

Income from operations	10,036	7,377	22,671	15,764
Other income, net	778	576	2,334	1,968

Income before income taxes	10,814	7,953	25,005	17,732
Income tax expense	4,305	1,642	9,394	5,422

Net income	$6,509	$6,311	$15,611	$12,310

Net income per share
Basic	$0.28	$0.27	$0.67	$0.52

Diluted	$0.26	$0.24	$0.61	$0.47

Weighted average shares used in calculation
Basic	23,329	23,599	23,451	23,609

Diluted	25,182	26,138	25,454	26,163

See accompanying notes to the unaudited consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	January 31,
	2008	2007

Cash flows from operating activities:
Net income	$15,611	$12,310
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	738	779
Amortization	1,229	1,321
Stock-based compensation	871	1,855
Excess tax benefit from stock-based compensation	(3,229)	(1,567)
Deferred income taxes	445	(1,545)
Loss on sale of marketable securities	504	—
Changes in assets and liabilities
Accounts receivable	5,877	6,163
Prepaid expenses and other current assets	401	(344)
Other long-term assets	(9)	(20)
Accounts payable and accrued expenses	4,032	897
Deferred revenue	(4,016)	418

Net cash provided by operating activities	22,454	20,267

Cash flows from investing activities:
Purchases of equipment and furniture	(452)	(609)
Proceeds from the sale of marketable securities	8,516	—
Purchases of marketable securities	(20,065)	(4,942)

Net cash used in investing activities	(12,001)	(5,551)

Cash flows from financing activities:
Purchase of treasury stock	(36,708)	(9,357)
Proceeds from the issuance of common stock, net	2,353	1,255
Excess tax benefit from stock-based compensation	3,229	1,567

Net cash used in financing activities	(31,126)	(6,535)

Net (decrease) increase in cash and cash equivalents	(20,673)	8,181
Effect of exchange rate changes	1,847	(925)
Cash and cash equivalents at beginning of period	49,356	16,456

Cash and cash equivalents at end of period	$30,530	$23,712

Supplemental disclosures of cash flow information Cash paid for income taxes	$2,978	$3,088

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
(2) Comprehensive income
“Comprehensive income” includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities, net of tax. A summary of comprehensive income follows:

	Three months ended		Nine months ended
	January 31,		January 31,
	2008	2007	2008	2007
Net income	$6,509	$6,311	$15,611	$12,310
Unrealized gain (loss) on marketable securities	58	410	(81)	1,146
Reclassification adjustment for loss on sale of marketable securities included in net income	504	—	504	—
Foreign currency translation adjustments	849	(582)	1,620	(990)

Comprehensive income	$7,920	$6,139	$17,654	$12,466

(3) Net Income Per Share
Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. The weighted-average basic shares were 23,329 and 23,451 for the three and nine month periods ended January 31, 2008, respectively. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The weighted-average dilutive shares were 25,182 and 25,454 for the three and nine month periods ended January 31, 2008, respectively. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. Unexercised stock options of 152 and 15 shares for the three month periods ended January 31, 2008 and 2007, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive. Unexercised stock options of 87 and 34 shares for the nine month periods ended January 31, 2008 and 2007, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.
The Company repurchased 241 and 103 shares at an average price of $23.97 and $25.38 in the three-month periods ended January 31, 2008 and 2007, respectively. The Company repurchased 1,349 and 429 shares at an average price of $27.22 and $21.83 in the nine-month periods ended January 31, 2008 and 2007, respectively.

(4) Stock-Based Compensation
The Company’s income from operations and income before income taxes includes stock-based compensation of $0.3 million and $0.6 million for the three month periods ended January 31, 2008 and 2007, respectively, and net income was reduced by $0.3 million, or $0.01 per diluted share, and $0.5 million, or $0.02 per diluted share for the three month periods ended January 31, 2008 and 2007, respectively, due to the inclusion of stock-based compensation. The Company’s income from operations and income before income taxes includes stock-based compensation of $0.9 million and $1.9 million for the nine month periods ended January 31, 2008 and 2007, respectively, and net income was reduced by $0.8 million, or $0.03 per diluted share, and $1.5 million, or $0.06 per diluted share for the nine month periods ended January 31, 2008 and 2007, respectively, due to the inclusion of stock-based compensation. The stock-based compensation expense was recorded in sales and marketing, research and development, and general and administrative.
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
The ability of the Company to borrow under the credit facility is subject to its ongoing compliance with certain financial and other covenants, including a tangible net worth covenant. As of January 31, 2008, the Company was in compliance with its covenants under the credit facility. As of January 31, 2008, the Company had no borrowings under the credit facility.
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
To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of January 31, 2008. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
(7) Intangible Assets
The following is a summary of intangible assets as of January 31, 2008:

Purchased Technology	$2,230
Non-Compete	2,500
Trademark	212
Customer List	18,488
Less Accumulated Amortization	(23,135)

Total	$295

These intangible assets are amortized over their estimated useful lives, ranging between three and seven years. There are no expected residual values related to these intangible assets. Remaining fiscal year 2008 amortization as of January 31, 2008 is $295.

(8) Income Taxes
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on May 1, 2007. As a result of the implementation of FIN 48, the Company was not required to record a cumulative effect of adoption of FIN 48 to beginning retained earnings. At the adoption date of May 1, 2007, the Company had $3.2 million of unrecognized tax benefits that is classified as a non-current liability, of which all would affect our effective tax rate if recognized. At January 31, 2008, the Company had $3.4 million of unrecognized tax benefits. The Company does not reasonably expect any material changes to the estimated amount of the liability associated with its uncertain tax positions through April 30, 2008.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of May 1, 2007, the Company had approximately $0.2 million of accrued interest related to uncertain tax positions. The tax years 2005 — 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
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
(10) Marketable Securities
Marketable securities, classified as available for sale, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
January 31, 2008
Bond funds	$—	$—	$—	$—
Auction rate securities	9,575	—	—	9,575
Corporate bonds	23,790	331	(116)	24,005

Total marketable securities	$33,365	$331	$(116)	$33,580

April 30, 2007
Bond funds	$2,696	$10	$(6)	$2,700
Auction rate securities	—	—	—	—
Corporate bonds	19,979	38	(334)	19,683

Total marketable securities	$22,675	$48	$(340)	$22,383

At January 31, 2008, the contractual maturities of the debt securities available for sale are:

	Amortized Cost	Fair Value
Due in one year or less	$720	$718
Due after one year through five years	18,416	18,620
Due after five years through ten years	4,654	4,667

Total	$23,790	$24,005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-Q, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to Ansoft or its management are intended to identify such forward-looking statements. Ansoft’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include (1) the degree and rate of growth of the markets in which Ansoft competes and the accompanying demand for Ansoft’s products, (2) the level of product and price competition, (3) the ability of Ansoft to develop and market new products and to control costs, (4) the ability to expand its direct sales force (5) the ability to attract and retain key personnel , and (6) other risks and uncertainties set forth in Ansoft’s public reports filed with the SEC, including, but not limited to, its annual report on Form 10-K for the fiscal year ended April 30, 2007. Ansoft does not undertake to publicly update or revise its forward-looking statements even if experience or future developments make it clear that any projected results expressed or implied therein will not be realized.
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
During the third quarter of fiscal year 2008, revenues increased by 15% from the previous fiscal year’s third quarter. New license revenue increased 14% and maintenance revenue increased 16% when compared to the previous fiscal year’s third quarter. The Company experienced growth in both its domestic and international markets for the quarter ended January 31, 2008 when compared to the previous fiscal year’s third quarter.
Income from operations for the third quarter was $10.0 million representing a 36% increase when compared to operating income of $7.4 million in the previous fiscal year’s third quarter.
Results of Operations

	Three months ended			Nine months ended
	January 31,			January 31,
	(In thousands)		Percentage	(In thousands)		Percentage
	2008	2007	change	2008	2007	change
Revenue	$26,138	$22,731	15%	$69,435	$60,560	15%
Cost of revenue	632	567	11%	1,767	1,521	16%

Gross profit	25,506	22,164	15%	67,668	59,039	15%
Operating Expenses
Sales and marketing	9,108	8,030	13%	25,754	23,646	9%
Research and development	4,750	5,016	(5%)	14,273	14,572	(2%)
General and administrative	1,317	1,451	(9%)	4,095	4,075	—
Amortization	295	290	2%	875	982	(11%)

Total operating expenses	15,470	14,787	5%	44,997	43,275	4%

Income from operations	10,036	7,377	36%	22,671	15,764	44%
Other income, net	778	576	35%	2,334	1,968	19%

Income before income taxes	10,814	7,953	36%	25,005	17,732	41%
Income tax expense	4,305	1,642	162%	9,394	5,422	73%

Net income	$6,509	$6,311	3%	$15,611	$12,310	27%

Comparison of the Three and Nine Months Ended January 31, 2008 and 2007
Revenue. Total revenue in the three and nine-month periods ended January 31, 2008 increased 15% to $26.1 and $69.4 million, respectively. License revenue during the three-month period ended January 31, 2008 increased 14% to $15.0 million from $13.1 million during the comparable period in the prior fiscal year. License revenue during the nine-month period ended January 31, 2008 increased 15% to $37.1 million from $32.3 million during the comparable period in the prior fiscal year. The increases are due to continued advancements in electronic products resulting in an increased demand for our software products worldwide. Service and other revenue in the three and nine-month periods ended January 31, 2008 increased 16% and 14%, respectively, due to the continued growth of the installed base of customers under annual maintenance agreements.
International revenue accounted for 57% and 61% of the Company’s total revenue in the three-month periods ended January 31, 2008 and 2007, respectively. Revenue in Asia accounted for 40% and 41% and revenue in Europe accounted for 17% and 20% in the three-month periods ended January 31, 2008 and 2007, respectively. International revenue accounted for 61% and 60% of the Company’s total revenue in the nine-month periods ended January 31, 2008 and 2007, respectively. Revenue in Asia accounted for 43% and 42% in the nine-month periods ended January 31, 2008 and 2007, respectively. Revenue in Europe accounted for 18% in both the nine-month periods ended January 31, 2008 and 2007. As of January 31, 2008 and April 30, 2007, there were net assets of $10.2 million and $22.3 million in Asia. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.
Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the three and nine-month period, using current year exchange rates for the prior year revenues, the international revenue as a percentage of total revenue would increase 2% to 63% and remain at 60% of total revenue for the three and nine-month periods ended January 31, 2007, respectively.
Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers. Cost of revenue for the three and nine-month periods ended January 31, 2008 increased 11% and 16% from the comparable period in the prior fiscal year.
Sales and marketing expenses. Sales and marketing expenses consist of salaries; commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses in the three and nine-month periods ended January 31, 2008 increased 13% and 9% to $9.1 million and $25.8 million from the comparable periods in the prior fiscal year. Stock based compensation expense of $0.1 million and $0.2 million was included in sales and marketing expenses for the three month periods ended January 31, 2008 and 2007, respectively. Stock based compensation expense of $0.3 million and $0.4 million was included in sales and marketing expenses for both the nine month periods ended January 31, 2008 and 2007, respectively. Sales and marketing expenses represented 37% and 39% of total revenue in the nine-month periods ended January 31, 2008 and 2007, respectively. This decrease is a result of the Company continuing to gain leverage from its sales force.
Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses for the three and nine-month periods ended January 31, 2008 decreased 5% and 2% to $4.8 million and $14.3 million from the comparable periods in the prior fiscal year. Total research and development costs for the nine-month period decreased primarily due to a reduction of $0.8 million in stock based compensation expense to $0.3 million. Stock based compensation expense of $0.1 million and $0.3 million was included in research and development expenses for the three month periods ended January 31, 2008 and 2007, respectively. Research and development expenses represented 21% and 24% of total revenue in the nine-month periods ended January 31, 2008 and 2007, respectively.
General and administrative expenses. General and administrative expenses for the three and nine month periods ended January 31, 2008 decreased 9% and remained flat from the comparable periods in the prior fiscal year. Stock based compensation expense of $0.1 million was included in general and administrative expenses for the three month periods ended January 31, 2008 and 2007. Stock based compensation expense of $0.3 million was included in general and administrative expenses for both the nine month periods ended January 31, 2008 and 2007. General and administrative expenses represented 6% and 7% of total revenue in the nine-month periods ended January 31, 2008 and 2007, respectively.

Amortization expense. Amortization expense for the three and nine-month periods ended January 31, 2008 increased 2% and decreased 11% from the comparable periods in the prior fiscal year. The decrease during the nine-month period is due to various intangible assets being fully amortized in the prior fiscal year.
Other income, net. Other income for the three and nine-month periods ended January 31, 2008 was $0.8 million and $2.3 million, an increase of $0.2 million and $0.4 million from the same period in the previous fiscal year.
Income tax expense. In the three and nine month periods ended January 31, 2008, the Company recorded tax expense of $4.3 million and $9.4 million compared to $1.6 million and $5.4 million for the same periods in the previous fiscal year. The effective tax rate was lower in the prior fiscal periods because net income for those periods included a tax benefit of $1.1 million for the U.S. Research and Development Tax Credit enacted by Congress retroactive to January 1, 2006 in December 2006.
Liquidity and Capital Resources
As of January 31, 2008, Ansoft had $30.5 million in cash and cash equivalents and $33.6 million of marketable securities. Net cash provided by operating activities in the nine-month periods ended January 31, 2008 and 2007 was $22.5 million and $20.3 million, respectively.
Net cash used in investing activities in the nine-month periods ended January 31, 2008 and 2007 was $12.0 million and $5.6 million, respectively. Capital expenditures were $0.5 million and $0.6 million in the nine-month periods ended January 31, 2008 and 2007, respectively. Purchases of marketable securities were $20.1 million and $4.9 million in the nine-month periods ended January 31, 2008 and 2007, respectively. Included in purchases of marketable securities in the nine-month period ended January 31, 2008 was $9.6 million of auction rate securities.
Net cash used in financing activities was $31.1 million and $6.5 million in the nine-month periods ended January 31, 2008 and 2007, respectively. Proceeds from the issuance of common stock were $2.4 million and $1.3 million in the nine-month periods ended January 31, 2008 and 2007. Funds used for the repurchase of common stock were $36.7 million and $9.4 million in the nine-month periods ended January 31, 2008 and 2007, respectively. Shares were repurchased at an average price of $27.22 and $21.83 in the nine-month periods ended January 31, 2008 and 2007, respectively. The Company expects to continue to purchase common stock under its share repurchase plan.
A summary of Ansoft’s significant contractual obligations and commitments as of January 31, 2008 is as follows (in thousands and for fiscal year):

Operating Leases
2008	$790
2009	2,526
2010	1,810
2011	1,492
2012	827
Thereafter	240
For fiscal year 2008, the balance of $790 represents the remaining payments due as of January 31, 2008.
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
The average foreign exchange rates used to translate the statements of operations were as follows:

	Nine months ended	Nine months ended
Foreign Currency	January 31, 2008	January 31, 2007

Yen	115.5	116.7
Euro	1.41	1.28
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the common stock purchased by month for the quarter ended January 31, 2008.

			Total number of	Maximum
			shares	number of
			repurchased as	shares that may
	Total		part of publicly	yet be
	number of	Average	announced	repurchased
	shares	price paid	plans or	under the plans
Period	repurchased	per share	programs	or programs (1)
November 1, 2007— November 30, 2007	39,000	$29.27	7,337,851	1,662,149
December 1, 2007 — December 31, 2007	17,500	$27.06	7,355,351	1,644,649
January 1, 2008 — January 31, 2008	184,928	$22.57	7,540,279	1,459,721

Total	241,428	$23.97

(1)	All repurchases were made pursuant to a share repurchase program publicly announced in 1998 and amended in 2002, 2004, 2006 and 2007. On September 6, 2007, the Company announced that the Board of Directors voted to amend its existing common stock repurchase program to permit the Company to acquire an additional 1,000,000 shares of its common stock. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. Under the plan as amended the Company is authorized to repurchase a total of 9,000,000 shares.
Item 6. Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes Oxley Act of 2002—Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes Oxley Act of 2002—Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Filed herewith.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2008	ANSOFT CORPORATION
	By:	/s/ Nicholas Csendes
Nicholas Csendes
President and Chief Executive Officer

	By:	/s/ Shane Emswiler
Shane Emswiler
Chief Financial Officer