Form 10-K
period 2008-04-30
ANSOFT CORP
filed 2008-06-25
CIK 849433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark one)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2008
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from  _________________ to _________________
Commission file number 000-27874
ANSOFT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	72-1001909

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 West Station Square, Suite 200 Pittsburgh, Pennsylvania	15219-1119

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (412) 261-3200
Securities registered pursuant to Section 12(b) of the Act: Common stock, par value $.01 per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 31, 2007, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant’s common stock on the NASDAQ National Market on such date, as reported in The Wall Street Journal, was $572,982,730.
The number of shares of the registrant’s common stock outstanding as of the close of business on June 20, 2008 was 23,539,163.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2008, are incorporated by reference in Part III of this Annual Report on Form 10-K. Information required by paragraphs (d)(1)-(3) and (e)(5) of Item 407 of Regulation S-K is not incorporated by reference in this Form 10-K or in any other filing of the registrant. Such information shall not be deemed “soliciting material” or to be filed with the Commission as permitted by Item 407 of Regulation S-K.

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
Recent Developments
On March 31, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ANSYS, Inc., a Delaware corporation, (“ANSYS”), Evgeni, Inc., a wholly owned subsidiary of ANSYS (“Merger Sub”), and Sidney LLC, a single member Delaware limited liability company and a wholly owned subsidiary of ANSYS (“Merger LLC”). Subject to the terms of the Merger Agreement, Merger Sub will merge with and into Ansoft, and then Ansoft, as the surviving corporation, will merge with and into Merger LLC, with Merger LLC being the ultimate surviving entity and continuing as a wholly owned subsidiary of ANSYS (the “Merger”). The Merger is intended to qualify as a reorganization for U.S. federal income tax purposes.
Subject to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Ansoft common stock will be converted into the right to receive (i) cash, without interest, in an amount equal to $16.25 per share, and (ii) 0.431882 of a share of ANSYS common stock.
The completion of the Merger is subject to various customary closing conditions, including, among other things, obtaining the approval of Ansoft’s stockholders. The U.S. Federal Trade Commission has granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
Ansoft and ANSYS will continue to operate separately until the transaction closes. ANSYS has filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) in connection with the proposed Merger, which includes additional information related to the proposed Merger and Ansoft’s proxy statement and ANSYS’ prospectus for the proposed transaction.
The foregoing description of the Merger Agreement and other references to the Merger Agreement in this Form 10-K do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreement, a copy of which is filed with the SEC, and the terms of which are incorporated herein by reference.

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
Ansoft Strategy
Ansoft’s objective has been to become the leading worldwide supplier of high performance EDA software. Using our proprietary electromagnetic and circuit simulation technologies as a primary competitive advantage, we have pursued our objective through the following strategies: leveraging our technology leadership to solve emerging design challenges at the cutting-edge of device performance; capitalizing on the growing need for simulation technologies to provide GHz/Gigabit accurate analysis and validation of high-performance electronics; and expanding our broad range of product applications to address emerging customer design requirements. On March 31, 2008, Ansoft entered into a definitive merger agreement with ANSYS whereby ANSYS will acquire Ansoft. The combination is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new innovative products to the marketplace. The ANSYS merger is subject to Ansoft stockholder approval.
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
Nexxim® is Ansoft’s advanced circuit simulator that addresses the increasingly complex, nonlinear and full-wave circuit behavior of RFCMOS, GaAs/SiGe RF ICs, and Gigabit communication backplane design. Nexxim® guarantees consistency of results across time and frequency domains by using the same circuit netlist and library models for transient and harmonic balance analyses.
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
Ansoft’s Electromechanical (EM) Software
Maxwell 3D® and 2D are comprehensive, easy-to-use software tools for design problems requiring an accurate, two-dimensional or three-dimensional representation of the electric or magnetic field behavior. Maxwell includes AC/DC magnetic, electrostatic, and transient electromagnetic fields. Additionally, Maxwell® produces highly accurate equivalent circuits for inclusion within SIMPLORER™ and other circuit tools.
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
PExprt™ helps engineers design, analyze and optimize transformers and inductors found in power electronic equipment. PExprt determines the appropriate core size and shape, air gaps, and winding strategy of the component for optimum reliability and performance or other user specified criterion.
Productivity Options for High-Performance Electronics and Electromechanical Products
AnsoftLinks™ provides bidirectional links for streamlining data import/export between Ansoft’s products and popular electronic design automation (EDA) packages from companies such as Cadence®, Synopsys®, Zuken®, and Mentor®. MCAD links include IGES and STEP formats common to ProEngineer, Catia and Unigraphics.
Distributed Analysis allows users to distribute multiple pre-defined parametric design variations and/or frequency points across a computer network; solve each simulation instance on a separate computer and then reassemble the data
ePhysics™ provides the ability to couple thermal and stress simulation to Maxwell® 3D and HFSS™. Users can use the resulting multidisciplinary analysis framework to solve coupled physics problems and consider thermal, deformation and mechanical stress consequences of respective electromagnetic field simulations in devices, such as RF components, electromechanical devices, MEMS and biomedical applications.
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
ParICs® automatically generates models of leaded IC packages in minutes and use them for design, electrical characterization, and product documentation.
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
As of April 30, 2008, Ansoft’s research and development group consisted of 112 employees. During fiscal 2008, 2007, and 2006, total research and development expenses were $19.5 million, $19.7 million, and $17 million, respectively.
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
In North America, the Company maintains sales and support offices in Arizona, California, Florida, Georgia, Illinois, Indiana, Massachusetts, Michigan, New Jersey, Oregon, South Carolina, Texas, Wisconsin, Pennsylvania and Ontario, Canada. In Asia-Pacific, the Company maintains sales and support offices in Japan, Korea, Singapore, Taiwan, and China. In Europe, the Company maintains sales and support offices in England, Germany, France, Italy and Sweden. As of April 30, 2008, the Company had a direct sales force of 48 representatives, supported by 129 employees in application engineering, marketing and sales administration.
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
Employees
As of April 30, 2008, Ansoft had a total of 314 employees, including 112 in research and development, 177 in sales, marketing, and customer support services and 25 in administration. None of the Company’s employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. Many of the Company’s employees are highly skilled, and there is no assurance that the Company will be able to attract and retain sufficient technical personnel in the future.
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
Our proposed Merger with ANSYS may not be consummated or may be delayed, which may adversely affect our anticipated results of operations and financial condition, or both.

On March 31, 2008, we announced that we had signed a Merger Agreement with ANSYS pursuant to which ANSYS would acquire Ansoft. The completion of the Merger is subject to various customary closing conditions, including, among other things, obtaining the approval of Ansoft’s stockholders. There can be no assurance that all of these conditions will be satisfied. If these conditions are not satisfied or waived, we may be unable to complete the Merger.
Subject to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Ansoft common stock will be converted into the right to receive (i) cash, without interest, in an amount equal to $16.25 per share, and (ii) 0.431882 of a share of ANSYS common stock. The value of ANSYS common stock might decline prior to the completion of the merger or at any time thereafter. Accordingly, if the price of ANSYS common stock declines prior to the completion of the merger, the value of the ANSYS common stock to be received by Ansoft stockholders in the merger will decrease.
Moreover, as is typical with change of control transactions, management must address many challenges resulting from uncertainty regarding the completion of the Merger because stated conditions, many of which are outside of our control, must be met, including approval of the Merger by Ansoft’s stockholders. This uncertainty may cause customers and suppliers to delay or defer decisions concerning Ansoft, which could negatively affect our business. Customers and suppliers may also seek to change existing agreements with Ansoft as a result of the Merger. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business, regardless of whether the Merger is ultimately completed. Additionally, Ansoft employees may experience uncertainty about their future role with the combined company. These employees may leave Ansoft prior to or after the closing of the Merger. This may adversely affect our performance and customer relationships. This uncertainty also may adversely affect the Company’s ability to attract and retain key management, sales, marketing, technical and other personnel, pending the closing of the Merger. If we do not succeed in addressing these challenges or any other problems encountered in connection with the Merger, our operating results and financial condition could be adversely affected.
If the proposed Merger with ANSYS is not completed, the resulting public announcement of the termination of the Merger Agreement could have a significant negative adverse effect on the market price of our common stock. The market price could be affected by many factors, including:
•	the reason or reasons for which the Merger Agreement was terminated and whether such termination resulted from factors adversely affecting us;

•	the possibility that, as a result of the termination of the Merger Agreement, the marketplace would consider us to be an unattractive acquisition candidate;

•	the possible sale of shares of our common stock by short-term investors following an announcement of termination of the Merger Agreement; and

•	the fact that the current market price of our common stock may reflect a market assumption as to whether the Merger will occur.
Additionally, the management team would have been distracted from running the business and the Company will incur significant costs related to the Merger, such as legal, accounting and some of the fees and expenses of their financial advisors, some of which costs must be paid even if the Merger is not completed.
Although the Company and ANSYS intend that the Merger will result in benefits to the combined company, those benefits may not be realized. The integration of the companies will be a complex, time consuming and expensive process and may disrupt the companies’ businesses. Failure to realize the expected benefits and/or disruption to the Company’s business could materially harm the business and operating results of the combined company.

Our Future Operating Results Are Uncertain.
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
We Depend On International Sales for a Significant Percentage Of Our Revenue.
International revenue, principally from Asian customers, accounted for approximately 64% and 61% of our total revenue in the years ended April 30, 2008 and 2007, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:
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
We Need To Successfully Manage Our Expanding Operations.

Revenues have grown from $8.7 million in fiscal 1996 to $103.4 million in fiscal year 2008, and the number of employees has grown from 69 in April 1996 to 314 as of April 30, 2008. Ansoft’s ability to manage growth effectively will require it to continue to improve its operational and financial systems, hire and train new employees and add additional space, both domestically and internationally. Ansoft may not be successful in addressing such risks, and the failure to do so would seriously harm Ansoft’s business, financial condition and results of operations.
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
We Are Controlled By Our Principal Stockholders And Management Which May Limit Your Ability To Influence Stockholder Matters.
Our executive officers, who are also principal stockholders, own approximately 13% of the outstanding shares of Ansoft common stock. As a result, they have the ability to effectively control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with those of other stockholders.
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
Ansoft occupies approximately 28,000 square feet of space at its headquarters in Pittsburgh, Pennsylvania under a lease expiring in 2011. The Company also leases sales and support offices in North America, Europe and Asia. Our current aggregate annual rental expense for these facilities is approximately $3.1 million. Ansoft believes that its existing facilities are adequate for its current needs and that suitable additional space will be available when needed.

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

	High	Low

Fiscal year ended April 30, 2007
1st Quarter	$23.20	$17.77
2nd Quarter	28.10	19.72
3rd Quarter	28.99	23.65
4th Quarter	33.49	27.75

Fiscal year ended April 30, 2008
1st Quarter	$35.05	$25.08
2nd Quarter	34.39	23.94
3rd Quarter	30.63	21.24
4th Quarter	33.26	21.68

Fiscal year ended April 30, 2009
1st Quarter (through June 20, 2008)	$37.43	$33.95
The following graph shows the cumulative five year total stockholder return on the Company’s common stock, as compared to the returns of the Nasdaq Composite Index and the Nasdaq Computer Index. The graph assumes that $100 was invested in the common Stock of the Company and in the Nasdaq Composite Index and the Nasdaq Computer Index as of April 30, 2003, and assumes reinvestment of dividends, as applicable.

Comparison of Cumulative Five Year Total Return

Measurement Period
(Fiscal Year covered)	Ansoft Corporation	Nasdaq Composite Index	Nasdaq Computer Index

4/30/03	100	100	100
4/30/04	164	131	126
4/30/05	272	131	128
4/30/06	519	159	147
4/30/07	758	172	162
4/30/08	778	165	165
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
Holders.
On June 20, 2008, the Company had 167 stockholders of record, of which certain of the record holders were registered clearing agencies holding common stock on behalf of participants of such clearing agencies.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth, for the period indicated, Equity Compensation Plan Information for the Company.

Equity Compensation Plan Information
As of April 30, 2008

Number of
securities to be
	issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available
	Outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan Category	and rights	and rights	compensation plans
Equity compensation plans approved by security holders	2,798,761	$7.76	972,000

Total	2,798,761	$7.76	972,000

Issuer Purchases of Equity Securities.
In the fourth quarter of fiscal year ended April 30, 2008, we purchased 100,447 shares of common stock at an average price of $22.94. For the fiscal year ended April 30, 2008, we purchased 1,448,906 shares of common stock at an average price of $26.93. The following table sets forth the common stock purchased by month for the quarter ended April 30, 2008.

			Total number of	Maximum
			shares	number of
			repurchased as	shares that may
	Total		part of publicly	yet be
	number of	Average	announced	repurchased
	shares	price paid	plans or	under the plans
Period	repurchased	per share	programs	or programs (1)
Feb. 1, 2008 — Feb. 28, 2008	100,447	$22.94	7,640,726	1,359,274
March 1, 2008 — March 31, 2008	—	$—	7,640,726	1,359,274
April 1, 2008 — April 30, 2008	—	$—	7,640,726	1,359,274

Total	100,447	$22.94

(1)	All repurchases were made pursuant to a share repurchase program publicly announced in 1998 and amended in 2002, 2004, 2006 and 2007. On September 6, 2007, the Company announced that the Board of Directors voted to amend its existing common stock repurchase program to permit the Company to acquire an additional 1,000,000 shares of its common stock. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. Under the plan the Company is authorized to repurchase 9,000,000 shares.

ITEM 6.	SELECTED FINANCIAL DATA
The selected condensed consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto appearing elsewhere herein.

	Fiscal Year Ended April 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data

Revenue:
License	$59,744	$51,026	$42,849	$39,322	$32,301
Service and other	43,610	38,113	34,362	28,348	22,352

Total revenue	103,354	89,139	77,211	67,670	54,653

Cost of revenue:
License	681	607	535	505	702
Service and other	1,913	1,590	1,420	1,349	1,155

Total cost of revenue	2,594	2,197	1,955	1,854	1,857

Gross profit	100,760	86,942	75,256	65,816	52,796

Operating expenses:
Sales and marketing	37,795	33,792	31,506	31,108	26,930
Research and development	19,453	19,662	17,016	16,901	15,690
General and administrative	5,336	5,672	5,060	4,861	4,488
Merger-related expenses	1,728	—	—	—	—
Amortization	1,170	1,272	1,467	1,552	3,182

Total operating expenses	65,482	60,398	55,049	54,422	50,290

Income from operations	35,278	26,544	20,207	11,394	2,506
Other income, net (1)	3,820	2,636	1,395	2,206	904

Income before income taxes	39,098	29,180	21,602	13,600	3,410
Income tax expense	14,983	8,936	3,805	4,159	854

Net income	$24,115	$20,244	$17,797	$9,441	$2,556

Basic net income per share (2)	$1.03	$0.86	$0.75	$0.41	$0.11

Diluted net income per share (2)	$0.95	$0.77	$0.69	$0.36	$0.10

Weighted average shares outstanding — basic (2)	23,415	23,650	23,694	23,242	23,344
Weighted average shares outstanding — diluted (2)	25,346	26,182	25,851	25,892	26,496

1	Other income consists primarily of interest income and foreign currency transaction gains and losses. Included in other income is a net realized gain (loss) on the sale of marketable securities of ($504), ($87 ), ($2), $732, and ($7) and other than temporary declines on marketable securities of $0, $0, $0, $27, and $0 for the fiscal years ended April 30, 2008, 2007, 2006, 2005,and 2004, respectively.

2	All share and per share information have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on March 7, 2006 and distributed on May 9, 2006.

	April 30,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$46,012	$49,356	$16,456	$11,910	$15,218
Working capital	38,170	43,374	11,091	7,578	10,707
Total assets	121,876	111,170	85,080	73,421	67,636
Long term liabilities	4,232	1,404	1,088	1,039	10,242
Total stockholders’ equity	71,402	74,783	56,261	49,285	41,686

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
On March 31, 2008, Ansoft entered into a definitive merger agreement with ANSYS whereby ANSYS will acquire Ansoft. The combination is expected to increase operational efficiency and lower design and engineering costs for customers, and accelerate development and delivery of new innovative products to the marketplace. The completion of the Merger is subject to various customary closing conditions, including, among other things, obtaining the approval of Ansoft’s stockholders.
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
Our overall sales increased this past year. We had an increase in revenues of 16% for the fiscal year ended April 30, 2008 as compared to the prior year. The Company experienced growth in both its domestic and international markets and in both product categories for the fiscal year ended April 30, 2008 when compared to the previous fiscal year. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. The Company has significant breadth in its installed base with over 2,000 customers and no single customer in the Company’s installed base accounted for more than 5% of total revenue within any of the past three fiscal years, and the loss of any one customer or small group of customers would not have a material adverse effect on the Company. Furthermore we note that while communications and semiconductor industries have historically been cyclical our products are used in the design of these customers end products and the cycles are not necessarily in sync.
Ansoft’s products are classified into two categories, high performance electronics and electromechanical (EM). The following table presents product sales by market application as a percentage of total sales:

	2008	2007	2006
High Performance Electronics	82%	82%	82%
Electromechanical	18%	18%	18%
Critical Accounting Policies
Ansoft’s critical accounting policies are as follows:

•	Revenue Recognition

•	Valuation of Accounts Receivable

•	Impairment of Long-Lived Assets

•	Impairment of Marketable Securities Available for Sale

•	Deferred Tax Asset Valuation Allowance

•	Uncertain Tax Positions
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
Valuation of Accounts Receivable
Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Ansoft’s history of write-offs, relationships with its customers, and the overall credit worthiness of its customers. The allowance for doubtful accounts as of April 30, 2008 and 2007 was $1,331,000 and $973,000, respectively. The increase in allowance in fiscal 2008 was primarily due to an increase in customer accounts believed to be uncollectible throughout the year of $485,000 offset by write-offs of $127,000. We had no significant changes in our collection policies or payment terms during the fiscal year ended April 30, 2008.
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
Results of Operations

	Fiscal Year Ended			Fiscal Year Ended
	April 30			April 30
			Percent			Percent
(in thousands)	2008	2007	Change	2007	2006	Change
Revenue	$103,354	$89,139	15.9%	$89,139	$77,211	15.4%
Cost of revenue	2,594	2,197	18.1%	2,197	1,955	12.4%

Gross profit	100,760	86,942	15.9%	86,942	75,256	15.5%

Sales and marketing	37,795	33,792	11.8%	33,792	31,506	7.3%
Research and development	19,453	19,662	(1.1%)	19,662	17,016	15.6%
General and administrative	5,336	5,672	(5.9%)	5,672	5,060	12.1%
Merger-related expenses	1,728	—	—	—	—	—
Amortization	1,170	1,272	(8.0%)	1,272	1,467	(13.3%)

Total operating expenses	65,482	60,398	8.4%	60,398	55,049	9.7%

Income from operations	35,278	26,544	32.9%	26,544	20,207	31.4%
Other income and interest expense, net	3,820	2,636	44.9%	2,636	1,395	89.0%

Income before income taxes	39,098	29,180	34.0%	29,180	21,602	35.1%
Income tax expense	14,983	8,936	67.7%	8,936	3,805	134.8%

Net income	$24,115	$20,244	19.1%	$20,244	$17,797	13.7%

Year Ended April 30, 2008 compared with Year Ended April 30, 2007
Revenue. Total revenue for the fiscal year ended April 30, 2008 increased 15.9% to $103.4 million. License revenue for the fiscal year ended April 30, 2008 increased 17.1% to $59.7 million from $51.0 million The increases are due to continued advancements in electronic products resulting in an increased demand for our software products worldwide. Growth occurred in both our high performance electronics and EM product lines during the year. Service and other revenue for the fiscal year ended April 30, 2008 increased 14.4% to $43.6 million due to the continued growth of the installed base of customers under annual maintenance agreements. Deferred revenue as of April 30, 2008 increased $7.3 million from prior year end primarily due to increased maintenance sales in the current fiscal year when compared to the prior fiscal year.
International revenue accounted for 64% and 61% of the Company’s total revenue in the years ended April 30, 2008 and 2007, respectively. Revenue in Asia accounted for 45% and 44% and revenue in Europe accounted for 19% and 17% in the years ended April 30, 2008 and 2007, respectively. Generally, the Company believes international sales are subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export.
Exchange rates will fluctuate throughout the fiscal year. When comparing the percentage of international revenues to total revenues for the fiscal year, using current year exchange rates for the prior year revenues, the international revenue as a percentage of total revenue would increase by 1% to 62% of total revenue for the fiscal year ended April 30, 2007.
Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers. Cost of revenue for the fiscal years ended April 30, 2008 and 2007 was $2.6 million and $2.2 million, respectively.
Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel, promotional costs and related operating expenses. Sales and marketing expenses increased 11.8% to $37.8 million in the year ended April 30, 2008, as compared to $33.8 million in the previous fiscal year. Stock-based compensation of $0.5 and $0.7 million was included in sales and marketing expense for the fiscal year ended April 30, 2008 and 2007, respectively. Sales and marketing expenses represented 37% and 38% of total revenue for the fiscal years ended April 30, 2008 and 2007, respectively. This decrease is a result of the Company continuing to gain leverage from its sales force.
Research and development expenses. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Total research and development expenses decreased 1.1% to $19.5 million in the year ended April 30, 2008, as compared to $19.7 million in the previous fiscal year. Stock-based compensation of $0.5 and $1.3 million was included in research and development expense for the fiscal year ended April 30, 2008 and 2007, respectively. Research and development expenses remained relatively flat as a result of a $0.8 million decrease in stock-based compensation for the fiscal year ended April 30, 2008 as compared to fiscal 2007, offset by increases in expenses for expanding research and development efforts during the current fiscal year. Research and development expenses represented 19% and 22% of total revenue in the years ended April 30, 2008 and 2007, respectively.
General and administrative expenses. General and administrative expenses decreased 5.9% to $5.3 million in the year ended April 30, 2008, as compared to $5.7 million in the previous fiscal year. Stock-based compensation of $0.2 and $0.6 million was included in general and administrative expense for the fiscal year ended April 30, 2008 and 2007, respectively. General and administrative expenses for the fiscal year ended April 30, 2008 were down compared to the prior fiscal year primarily due to the $0.4 million decrease in stock-based compensation. General and administrative expenses represented 5% and 6% of total revenue in both the years ended April 30, 2008 and 2007.

Merger-related expenses. Merger-related expenses include costs incurred by the Company during current fiscal year for professional fees related to the pending merger with ANSYS, Inc. Merger-related expenses incurred were $1.7 million in the fiscal year ended April 30, 2008. There were no merger-related expenses incurred in the fiscal year ended April 30, 2007. No tax benefit for merger-related expenses was recorded in the statement of operations for the fiscal year ended April 30, 2008 since these costs are generally not deductible for tax.
Amortization expense. Amortization expense in the fiscal year ended April 30, 2008 was $1.2 million, as compared to $1.3 million in the previous fiscal year. The decrease is due to certain intangible assets being fully amortized in the prior fiscal year. Intangible assets other than goodwill were fully amortized as of April 30, 2008.
Other income and interest expense, net. Other income for the fiscal year ended April 30, 2008 was $3.8 million, an increase from the $2.6 million reported in the previous fiscal year. The increase is primarily due to foreign currency transaction gains realized during the current fiscal year as well as income from a larger portfolio of marketable securities held during the current fiscal year.
Included in other income is a net realized loss on sale of securities of $0.5 million and $0.1 million for the fiscal years ended April 30, 2008 and 2007, respectively.
Income tax expense. In the fiscal year ended April 30, 2008, the Company recorded tax expense of $15.0 million, an increase from the $8.9 million reported in the previous fiscal year. The Company’s effective tax rate increased 7% to 38% in the fiscal year ended April 30, 2008. The increase in the effective tax rate was primarily the result of $1.7 million in merger-related expenses assumed to be non-deductible for tax purposes as well as $0.5 million in capital loss carryforwards generated in the current year for which no tax benefit was recorded as the capital losses are not expected to be utilized for tax purposes before they expire.
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
Cost of revenue. Cost of revenue consists primarily of software materials, personnel and other expenses related to providing maintenance, post-contract customer support, licenses and upgrades to customers. Cost of revenue for the fiscal years ended April 30, 2007 and 2006 was $2.2 million and $2.0 million, respectively.

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
Net realized loss for the fiscal year ended April 30, 2007 was $0.1 million compared to a net realized loss of $2,000 for the previous fiscal year.
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
Quarterly Results of Operations
The following table presents unaudited quarterly results for each quarter of fiscal 2008 and fiscal 2007. The information has been prepared on a basis consistent with the Company’s annual consolidated financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for such periods. The Company’s quarterly results have been in the past, and may be in the future, subject to fluctuations due to increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company’s products and the size and timing of significant license transactions. The Company believes that results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. Traditionally, sales in the first quarter will decrease from the fourth quarter of the prior fiscal year. Traditionally, revenues will sequentially increase over the next three quarters of the fiscal year. The fourth quarter is typically the highest revenue quarter for the fiscal year.

	Fiscal 2008				Fiscal 2007
	April 30,	Jan. 31,	Oct. 31,	July 31,	April 30,	Jan. 31,	Oct. 31,	July 31,
	2008	2008	2007	2007	2007	2007	2006	2006
	(in thousands, except per share data)
Total revenue	$33,919	$26,138	$23,386	$19,911	$28,579	$22,731	$20,506	$17,323
Income from operations	$12,607	$10,036	$7,416	$5,219	$10,780	$7,377	$5,551	$2,836
Net income(*)	$8,504	$6,509	$5,231	$3,871	$7,934	$6,311	$3,710	$2,289
Basic net income per share	$0.36	$0.28	$0.22	$0.16	$0.33	$0.27	$0.16	$0.10
Diluted net income per share	$0.34	$0.26	$0.21	$0.15	$0.30	$0.24	$0.14	$0.09

Weighted average number of shares outstanding
— basic	23,307	23,329	23,298	23,725	23,804	23,599	23,609	23,609
— diluted	25,037	25,182	25,301	25,859	26,233	26,138	26,151	26,174

*	Includes merger-related expenses, net of tax, of $1,728 for the three month period ending April 30, 2008.
Liquidity and Capital Resources
As of April 30, 2008, Ansoft had $46.0 million in cash and cash equivalents, $29.2 million of marketable securities and working capital of $38.2 million. Net cash provided by operating activities in the fiscal year ended April 30, 2008 and 2007 was $33.6 million and $27.3 million, respectively.
Net cash (used in) provided by investing activities in the fiscal year ended April 30, 2008 and 2007 was ($8.6) million and $11.0 million, respectively. Capital expenditures were $0.8 million and $0.9 million in the fiscal year ended April 30, 2008 and 2007, respectively. Proceeds from the sale of marketable securities were $18.6 million and $17.0 million in the fiscal year ended April 30, 2008 and 2007, respectively. Purchases of marketable securities were $26.4 million and $5.0 million in the fiscal year ended April 30, 2008 and 2007, respectively.
Net cash used in financing activities was $29.7 million and $4.9 million in the fiscal year ended April 30, 2008 and 2007, respectively. Proceeds from the issuance of common stock were $3.4 million and $2.5 million in the fiscal year ended April 30, 2008 and 2007, respectively. Funds used for the repurchase of common stock were $39.0 million and $11.3 million in the fiscal year ended April 30, 2008 and 2007, respectively. Pursuant to SFAS 123R, excess tax benefits received from stock-based compensation of $5.9 million and $3.9 million were recorded as financing inflows in the fiscal year ended April 30, 2008 and 2007.
A summary of Ansoft’s significant contractual obligations and commitments as of April 30, 2008 is as follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$7,293	$2,684	$3,543	$1,050	$16
Unrecognized Tax Benefits (*)	$—	$—	$—	$—	$—

*	Gross unrecognized tax benefits of approximately $3.5 million have been recorded as liabilities in accordance with Financial Standards Accounting Board Interpretation No. 48, and the Company is uncertain as to if or when such amounts may be settled and as a result such amounts are excluded from the table above. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for potential penalties and interest of approximately $0.2 million.
Stock Repurchase Program. The Company has consistently repurchased its common stock in public market transactions over the past several years. During the fiscal year ended April 30, 2008, the Company purchased a total of 1,448,906 shares of common stock at an average price of $26.93. The Company utilized $39.0 million in cash to effect these common stock purchases.
On September 6, 2007, the Company announced that the Board of Directors voted to amend its existing common stock repurchase program to permit the Company to acquire an additional 1,000,000 shares of its common stock. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. Under the plan the Company is authorized to repurchase 9,000,000 shares. The Merger Agreement entered into on March 31, 2008, precludes the Company from repurchasing additional shares under the plan.
Foreign Currency Fluctuations. Foreign currency exchange rates positively (negatively) affected revenue by approximately $3.5 million, ($0.7) million and ($2.4) million in fiscal 2008, 2007 and 2006, respectively. Foreign currency fluctuations are primarily due to the strengthening or weakening of the Japanese yen and Euro in relation to the U.S. dollar.
Effect of Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company in the beginning of the Company’s 2009 fiscal year. The FASB amended SFAS No. 157 to exclude leases accounted for pursuant to SFAS No. 13, Accounting for Leases. The Company is currently evaluating the impact, if any, SFAS No. 157 will have on the Company’s consolidated financial statements.
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
Foreign Currency Risk. The majority of our foreign currency transactions are denominated in the yen or the euro, which are the functional currencies of Japan and Europe, respectively. As a result of transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and do not currently believe that foreign currency exchange risk is significant to our operations due to the short term nature of assets and liabilities denominated in foreign currencies although our reported revenues and expenses can be impacted by changes in foreign currencies.
The average foreign exchange rates used to translate the 2008, 2007 and 2006 statements of operations were as follows:

	Fiscal year ended	Fiscal year ended	Fiscal year ended
Foreign Currency	April 30, 2008	April 30, 2007	April 30, 2006
Yen	113.00	117.70	113.78
Euro	1.44	1.29	1.22

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ansoft Corporation:
We have audited the accompanying consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ansoft Corporation and subsidiaries as of April 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in note 10 to the consolidated financial statements, in 2008 the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. As discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ansoft Corporation’s internal control over financial reporting as of April 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 6, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
June 6, 2008

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 30,	April 30,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$46,012	$49,356
Accounts receivable, net of allowance for doubtful accounts of $1,331 and $973, respectively	34,690	24,994
Deferred income taxes	1,292	1,441
Prepaid expenses and other assets	2,418	2,566

Total current assets	84,412	78,357

Equipment and furniture, net	2,366	2,514
Marketable securities	29,210	22,383
Other assets	197	155
Deferred income taxes	4,452	5,352
Goodwill	1,239	1,239
Other intangible assets, net	—	1,170

Total assets	$121,876	$111,170

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$787	$626
Accrued payroll	4,360	3,380
Accrued income taxes	890	603
Other accrued expenses	6,466	4,130
Current portion of deferred revenue	33,739	26,244

Total current liabilities	46,242	34,983

Long-term liabilities
Accrued income taxes	3,007	—
Long-term portion of deferred revenue	1,225	1,404

Total liabilities	50,474	36,387

Stockholders’ equity
Preferred stock, par value $0.01 per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, par value $0.01 per share; 50,000 shares authorized; issued 30,240 and 29,258 shares, respectively and outstanding 23,489 and 23,956, respectively	302	293
Additional paid-in capital	96,217	85,754
Treasury stock, 6,751 and 5,302 shares, respectively	(88,188)	(49,176)
Accumulated other comprehensive income (loss)	80	(964)
Retained earnings	62,991	38,876

Total stockholders’ equity	71,402	74,783

Total liabilities and stockholders’ equity	$121,876	$111,170

See accompanying notes to consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

Fiscal Year Ended April 30,	2008	2007	2006
Revenue
License	$59,744	$51,026	$42,849
Service and other	43,610	38,113	34,362

Total revenue	103,354	89,139	77,211

Cost of revenue
License revenue	681	607	535
Service and other	1,913	1,590	1,420

Total cost of revenue	2,594	2,197	1,955

Gross profit	100,760	86,942	75,256

Operating Expenses
Sales and marketing	37,795	33,792	31,506
Research and development	19,453	19,662	17,016
General and administrative	5,336	5,672	5,060
Merger-related expenses	1,728	—	—
Amortization	1,170	1,272	1,467

Total operating expenses	65,482	60,398	55,049

Income from operations	35,278	26,544	20,207
Other income, net	3,820	2,636	1,395

Income before income taxes	39,098	29,180	21,602
Income taxes expense	14,983	8,936	3,805

Net income	$24,115	$20,244	$17,797

Basic net income per share	$1.03	$0.86	$0.75

Diluted net income per share	$0.95	$0.77	$0.69

Weighted average shares outstanding — basic	23,415	23,650	23,694
Weighted average shares outstanding — diluted	25,346	26,182	25,851
See accompanying notes to consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

							Accumulated
		Common		Additional	Treasury		Other
	Comprehensive	Stock		Paid-in	Stock		Comprehensive
	Income (Loss)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Retained Earnings
Balance, April 30, 2005		27,802	$280	$70,270	(3,636)	$(21,762)	$(338)	$835
Purchase of treasury stock		—	—	—	(1,176)	(16,151)	—	—
Issuance of common stock		774	6	2,754	—	—	—	—
Tax effect of stock option exercises		—	—	3,771	—	—	—	—
Net income	$17,797	—	—	—	—	—	—	17,797
Foreign currency translation	(240)	—	—	—	—	—	(240)	—
Reclassification adjustment	2	—	—	—	—	—	2	—
Change in unrealized gain on marketable securities	(963)	—	—	—	—	—	(963)	—

Comprehensive income	$16,596	—	—	—	—	—	—	—

Balance, April 30, 2006		28,576	$286	$76,795	(4,812)	$(37,913)	$(1,539)	$18,632
Purchase of treasury stock		—	—	—	(490)	(11,263)	—	—
Issuance of common stock		682	7	2,456	—	—	—	—
Tax effect of stock option exercises		—	—	3,923	—	—	—	—
Stock-based compensation		—	—	2,580	—	—	—	—
Net income	$20,244	—	—	—	—	—	—	20,244
Foreign currency translation	(708)	—	—	—	—	—	(708)	—
Reclassification adjustment	87	—	—	—	—	—	87	—
Change in unrealized loss on marketable securities	1,196	—	—	—	—	—	1,196	—

Comprehensive income	$20,819	—	—	—	—	—	—	—

Balance, April 30, 2007		29,258	$293	$85,754	(5,302)	$(49,176)	$(964)	$38,876
Purchase of treasury stock		—	—	—	(1,449)	(39,012)	—	—
Issuance of common stock		982	9	3,425	—	—	—	—
Tax effect of stock option exercises		—	—	5,860	—	—	—	—
Stock-based compensation		—	—	1,178	—	—	—	—
Net income	$24,115	—	—	—	—	—	—	24,115
Foreign currency translation	1,050	—	—	—	—	—	1,050	—
Reclassification adjustment	504	—	—	—	—	—	504	—
Change in unrealized gain on marketable securities	(510)	—	—	—	—	—	(510)	—

Comprehensive income	$25,159	—	—	—	—	—	—	—

Balance, April 30, 2008		30,240	$302	$96,217	(6,751)	$(88,188)	$80	$62,991
See accompanying notes to consolidated financial statements.

ANSOFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended April 30,
	2008	2007	2006
Cash flows from operating activities
Net income	$24,115	$20,244	$17,797

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	970	1,019	1,326
Amortization	1,655	1,725	1,875
Stock-based compensation	1,178	2,580	—
Excess tax benefit from stock-based compensation	(5,860)	(3,923)	—
Deferred taxes	1,049	(403)	16
Loss on sale of marketable securities	504	87	2

Changes in assets and liabilities
Accounts receivable	(7,461)	(4,624)	(3,125)
Prepaid expenses and other assets	224	(633)	(815)
Other long-term assets and liabilities, net	(42)	(24)	(14)
Accounts payable and accrued expenses	12,069	4,768	6,029
Deferred revenue	5,234	6,440	2,879

Net cash provided by operating activities	33,635	27,256	25,970

Cash flows from investing activities
Purchases of equipment and furniture	(812)	(936)	(1,134)
Proceeds from the sale of marketable securities	18,565	17,000	3,177
Purchase of marketable securities	(26,387)	(5,017)	(9,676)

Net cash provided by (used in) investing activities	(8,634)	11,047	(7,633)

Purchase of treasury stock	(39,012)	(11,263)	(16,151)
Proceeds from the issuance of common stock	3,434	2,463	2,760
Excess tax benefit from stock-based compensation	5,860	3,923	—

Net cash used in financing activities	(29,718)	(4,877)	(13,391)
Effect of exchange rate changes	1,373	(526)	(400)
Cash and cash equivalents at beginning of year	49,356	16,456	11,910

Cash and cash equivalents at end of year	$46,012	$49,356	$16,456

Supplemental disclosures of cash flow information
Cash paid (received) for income taxes	$4,898	$4,904	$(695)

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
Merger Agreement with ANSYS, Inc.
On March 31, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ANSYS, Inc., a Delaware corporation, (“ANSYS”), Evgeni, Inc., a wholly owned subsidiary of ANSYS (“Merger Sub”), and Sidney LLC, a single member Delaware limited liability company and a wholly owned subsidiary of ANSYS (“Merger LLC”). Subject to the terms of the Merger Agreement, Merger Sub will merge with and into Ansoft, and then Ansoft, as the surviving corporation, will merge with and into Merger LLC, with Merger LLC being the ultimate surviving entity and continuing as a wholly owned subsidiary of ANSYS (the “Merger”). The Merger is intended to qualify as a reorganization for U.S. federal income tax purposes.
Subject to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Ansoft common stock will be converted into the right to receive (i) cash, without interest, in an amount equal to $16.25 per share, and (ii) 0.431882 of a share of ANSYS common stock.
The completion of the Merger is subject to various customary closing conditions, including, among other things, obtaining the approval of Ansoft’s stockholders. The U.S. Federal Trade Commission has granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
The Company incurred professional fees related to the pending merger with ANSYS and separately classified these amounts in the statement of operations as merger-related expenses. Merger-related expenses incurred were $1.7 million in the fiscal year ended April 30, 2008. There were no merger-related expenses incurred in the fiscal years ended April 30, 2007 and 2006.
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
Marketable Securities
Marketable securities consist of corporate bonds, bond and government agency funds that are classified as available for sale as of April 30, 2008 and 2007. Marketable securities available for sale are recorded at fair market value based on quoted market prices and any unrealized gains or losses are recorded as a separate component of stockholders’ equity. Costs of investments sold/held are determined on the average cost method and are classified as non-current. An impairment charge is recorded if a decline in the market value of any available for sale security below cost is deemed to be other than temporary. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.
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
Net Income Per Share
Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of employee stock options, and are computed using the treasury stock method. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. Unexercised stock options of 13, 62 and 24 shares for the fiscal years ended April 30, 2008, 2007 and 2006, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented:

	Income	Shares	Per share amount
Fiscal year ended April 30, 2008
Basic net income per share	$24,115	23,415	$1.03
Effect of dilutive securities:
Stock options	—	1,931	(0.08)

Diluted net income per share	$24,115	25,346	$0.95

Fiscal year ended April 30, 2007
Basic net income per share	$20,244	23,650	$0.86
Effect of dilutive securities:
Stock options	—	2,532	(0.09)

Diluted net income per share	$20,244	26,182	$0.77

Fiscal year ended April 30, 2006
Basic net income per share	$17,797	23,694	$0.75
Effect of dilutive securities:
Stock options	—	2,157	(0.06)

Diluted net income per share	$17,797	25,851	$0.69

Stock-Based Compensation
Prior to May 1, 2006, the Company accounted for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation.” This statement permitted a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the Accounting Principles Board (“APB”) Opinion No. 25 intrinsic value based method, adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company had adopted SFAS No. 123 by retaining the APB Opinion No. 25 method of accounting for stock-based compensation with pro forma disclosures of net income and earnings per share. Pursuant to APB Opinion No. 25 the Company did not recognize compensation expense in its statements of operations for the fiscal year ended April 30, 2006.

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
The Company’s income from operations and income before income taxes includes stock-based compensation of $1.2 million and $2.6 million for the fiscal years ended April 30, 2008 and 2007, respectively, and net income was reduced by $1.0 million, or $0.04 per diluted share and $2.0 million, or $0.08 per diluted share for the fiscal years ended April 30, 2008 and 2007, respectively, due to the inclusion of stock-based compensation. The stock-based compensation was recorded in sales and marketing, research and development, and general and administrative expenses. In addition, for the years ended April 30, 2008 and 2007, as a result of the 2007 adoption of SFAS 123R a classification change resulted and reduced net cash provided by operating activities and increased net cash provided by financing activities by $5.9 million and $3.9 million, respectively, related to the incremental tax benefits from stock options exercised each respective year.
The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock option awards for the fiscal year ended April 30, 2006.

Fiscal Year ended
April 30,
2006
Net income as reported	$17,797
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(2,037)

Pro forma net income	$15,760

Net income per basic common share, as reported	$0.75

Pro forma net income per basic common share	$0.67

Net income per diluted common share, as reported	$0.69

Pro forma net income per diluted common share	$0.61

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, which includes the assumptions noted in the following table. The expected life of the options represents the period of time the options granted are expected to be outstanding based on historical experience with similar grants. The risk-free rate for the expected life of the option is based on the U.S Treasury zero-coupon yield in effect at the time of the grant with an equivalent remaining term equal to the expected life of the option. Expected volatility is based on the historical volatility of the Company’s stock. The dividend yield is based on the historical dividend yield of the Company. The weighted average grant date fair value of options granted during the fiscal years ended April 30, 2008, 2007 and 2006 were $12.19, $13.66, and $8.17 respectively.
The weighted average assumptions used in the model for the fiscal years ended April 30, 2008, 2007 and 2006 were as follows (not in thousands):

	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended
	April 30,	April 30,	April 30,
	2008	2007	2006

Risk-free rate (%)	4.01	4.64	4.23
Volatility (%)	42.66	47.25	67.35
Expected life (in years)	5.5	5.3	6.0
Dividend yield (%)	0.00	0.00	0.00
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
Comprehensive Income
Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses related to marketable securities that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income, net of tax of $0 in 2008, 2007, and 2006 in its consolidated statements of stockholders’ equity and comprehensive income.
The components of accumulated other comprehensive income (loss) are as follows:

	April 30,
	2008	2007
Foreign currency translation gain (loss)	$378	$(672)
Unrealized loss on available for sale securities	(298)	(292)

Accumulated other comprehensive income (loss)	$80	$(964)

Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is the respective local currency. Accordingly, assets and liabilities are translated to United States dollars at the exchange rates in effect as of the balance sheet date, and results of operations are translated using the average rates in effect for the period presented. Foreign currency transaction gains (losses) included in other income in the accompanying consolidated statements of operations during the fiscal years ended April 30, 2008, 2007 and 2006 were $2.0 million, $0.5 million, and ($0.4) million, respectively.
Fair Value of Financial Instruments
The carrying value and fair value of the Company’s receivables and payables are estimated to be substantially the same at both April 30, 2008 and 2007.
Reclassification
Certain amounts have been reclassified in prior years to conform to current year presentation.
2. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the

Company in the beginning of the Company’s 2009 fiscal year. The FASB amended SFAS No. 157 to exclude leases accounted for pursuant to SFAS No. 13, Accounting for Leases. The Company is currently evaluating the impact, if any, SFAS No. 157 will have on the Company’s consolidated financial statements.
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
3. Equipment and Furniture
Equipment and furniture consist of the following:

	April 30,
	2008	2007
Computers and equipment	$8,128	$7,459
Furniture and fixtures	1,250	1,138
Leasehold improvements	1,003	936

	10,381	9,533
Less allowances for depreciation and amortization	8,015	7,019

	$2,366	$2,514

4. Other Intangible Assets
Other intangible assets consist of the following:

	April 30,
	2008	2007
Customer list	$18,488	$18,488
Non-compete	2,500	2,500
Purchased technology	2,230	2,230
Trademark	212	212

	23,430	23,430
Less allowances for amortization	23,430	22,260

	$—	$1,170

These intangible assets were amortized over their estimated useful lives, ranging between three and seven years and are fully amortized as of April 30, 2008.
5. Marketable Securities
Marketable securities, classified as available for sale, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value
April 30, 2008
Bond Funds	$—	$—	$—	$—
Corporate Bonds	29,508	146	(444)	29,210

Total marketable securities	$29,508	$146	$(444)	$29,210

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value
April 30, 2007
Bond Funds	$2,696	$10	$(6)	$2,700
Corporate Bonds	19,979	38	(334)	19,683

Total marketable securities	$22,675	$48	$(340)	$22,383

The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.
Other income consists of dividend and interest income and other than temporary declines in fair value of marketable securities. Dividend and interest income was $2,768, $2,806 and $2,191 in fiscal year 2008, 2007, and 2006, respectively.
Gross realized gains on the sale of marketable securities were $0, $16 and $0 in fiscal year 2008, 2007, and 2006, respectively. Gross realized losses on the sale of marketable securities were $504, $103 and $2 in fiscal year 2008, 2007, and 2006, respectively.
The following table sets forth certain information relating to the estimated fair value and unrealized losses on marketable securities available-for-sale as of April 30, 2008. Unrealized losses have been segregated into those existing for less than twelve months and those existing for twelve months or longer.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Corporate Bonds	$16,115	$321	$2,250	$123	$18,365	$444
At April 30, 2008, the contractual maturities of the debt securities available for sale are:

	Amortized Cost	Fair Value
Due in one year or less	$760	$755
Due after one year through five years	$19,041	$18,884
Due after five years through ten years	$8,772	$8,664
Due after ten years	$935	$907

Total	$29,508	$29,210

It is the Company’s policy to review the fair value of these marketable securities on a regular basis to determine whether its investments are other-than-temporarily impaired. If the Company believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is the Company’s policy to write down the investment to reduce its carrying value to fair value. Unrealized losses from the Company’s marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of April 30, 2008.
6. Line of Credit
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
The ability of the Company to borrow under the credit facility is subject to its ongoing compliance with certain financial and other covenants, including a tangible net worth covenant. As of April 30, 2008, the Company was in compliance with its covenants under the credit facility.
As of April 30, 2008, the Company had no borrowings under the credit facility.

7.  Leases
The Company leases its corporate headquarters in Pittsburgh, Pennsylvania, and other facilities under operating lease agreements that expire over the next five years. Rental expense incurred by the Company under operating lease agreements totaled $3,140, $2,786 and $2,615 for the years ended April 30, 2008, 2007, and 2006, respectively. The future minimum lease payments for such operating leases as of April 30, 2008, are:

Year ending April 30,
2009	2,684
2010	1,933
2011	1,610
2012	827
2013	223
8.  Common Stock Options
The Company currently has stock options outstanding under the 1995 Stock Option Plan and 2006 Stock Incentive Plan (collectively the “Plans”). Stock options generally vest over five years in 20% increments from the date of grant and expire 10 years from the date of grant. The 2006 Stock Incentive Plan (2006 Plan) authorizes the issuance of 1,340 shares of common stock for the grant of incentive or nonstatutory stock options or restricted stock to employees and directors. As of April 30, 2008, there were 972 shares of common stock available for issuance under the 2006 Plan. There were no shares of restricted stock issued under the 2006 Plan as of April 30, 2008. The Company issues new shares of common stock upon exercise of stock options.
A summary of the changes in stock options outstanding and exercisable under the Plans during the fiscal year ended April 30, 2008 is as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Number of Shares	Exercise Price	(Years)	Value

Outstanding, April 30, 2007	3,552	$5.18
Granted	265	$27.05
Exercised	(982)	$3.50
Cancelled	(36)	$11.06

Outstanding, April 30, 2008	2,799	$7.76	4.27	$71,100

Exercisable, April 30, 2008	2,326	$4.89	3.42	$65,776
The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $33.16 as of the last trading day of the period ended April 30, 2008.
The Company recorded cash proceeds from the exercise of stock options of $3.4 million and $2.5 million and related tax benefits of $5.9 million and $3.9 million during the fiscal year ended April 30, 2008 and 2007, respectively. Nearly all of the tax benefits for the fiscal years ended April 30, 2008 and 2007 were classified as excess tax benefits and accordingly were recorded in additional paid-in capital. The total intrinsic value for stock options exercised during the fiscal years ended April 30, 2008, 2007 and 2006 was $26.1 million, $16.8 million and $9.8 million, respectively.
During the fiscal years ended April 30, 2008, 2007 and 2006, the total fair value of options vested was $1.1 million, $2.6 million and $2.4 million, respectively. At April 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $4.4 million, which is expected to be recognized over a weighted average period of 3.9 years. At April 30, 2008, 473 unvested options with an aggregate intrinsic value of $5.3 million are expected to vest over a weighted average period of

3.9 years, have a weighted average exercise price of $21.89 and a weighted average remaining contractual term of 8.5 years.
The nonvested stock option activity during the fiscal year ended April 30, 2008 is presented in the following table:

		Weighted-Average
	Number of Shares	Fair Value

Nonvested, April 30, 2007	513	$6.05
Granted	265	$12.19
Vested	(269)	$3.96
Forfeited	(36)	$6.27

Nonvested, April 30, 2008	473	$9.28

The following table summarizes additional information about stock options outstanding as of April 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range Of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.37-$3.47	569	2.69	2.59	569	2.59
$3.65-$5.48	1,119	3.31	4.51	1,110	4.51
$5.50-$8.18	654	4.19	6.60	581	6.55
$8.65-$12.34	72	6.75	10.61	32	10.40
$13.10-$19.58	31	7.07	15.12	12	14.79
$20.43-$30.99	285	9.24	25.98	14	23.70
$31.00-$34.57	69	9.19	32.48	8	32.27
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

	2008	2007	2006
High Performance Electronics	82%	82%	82%
Electromechanical	18%	18%	18%
Profitability information by product category is not available as operating expenses and other income and expense items are managed on a functional basis.
Export sales, principally to Asia, accounted for 64%, 61%, and 62% of total product revenue in 2008, 2007, and 2006, respectively. Included in export sales to Asia were sales to Japan, which accounted for approximately 22%, 22%, and 24% of total revenue in fiscal 2008, 2007, and 2006, respectively. No other foreign country accounted for more than 10% of total revenue during these periods. As of April 30, 2008 and 2007, there were assets of $31,944 and $32,930 in Asia and $11,117 and $6,649 in Europe.

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
10. Income Tax
Income before taxes includes domestic and foreign income as follows:

	April 30,
	2008	2007	2006
Domestic	$38,068	$28,079	$20,848
Foreign	1,030	1,101	754

Total	$39,098	$29,180	$21,602

The provision for income taxes consists of the following:

	April 30,
	2008	2007	2006
Current:
Federal	$11,341	$7,142	$2,554
State	2,216	1,781	953
Foreign	377	416	282

Total	13,934	9,339	3,789
Deferred:
Federal	708	112	87
State	280	(81)	(29)
Foreign	61	(434)	(42)

Total	1,049	(403)	16

Total expense for income tax	$14,983	$8,936	$3,805

The Company’s actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the statutory federal rate to income before income taxes as a result of the following:

	April 30,
	2008	2007	2006
Income tax expense at statutory rate	$13,684	$10,213	$7,561
State income tax, net of federal benefit	1,518	1,086	634
Research and development credit	(1,163)	(2,176)	(1,056)
Rate differential between U.S and foreign taxes	74	81	54
Change in valuation allowance	196	(404)	(1,131)
Merger related expenses	605	—	—
Foreign tax credit	—	—	(2,365)
Stock-based compensation	335	406	—
Other, net	(266)	(270)	108

Actual income tax expense	$14,983	$8,936	$3,805

For the year ended April 30, 2006, the Company recognized $2.4 million of income tax benefit for a federal tax credit claim and refund related to foreign taxes previously paid.
In addition to amounts applicable to income before taxes, the following income tax benefit amounts were recorded in stockholders’ equity.

	Fiscal year ending April 30,
	2008	2007	2006
Tax effect of stock option exercises	$(5,860)	$(3,923)	$(3,771)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	April 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$338	$393
Capital loss carryovers	885	804
Allowance for doubtful accounts	500	370
Research and development tax credit carryforward	435	1,570
Intangible assets	3,445	3,530
Stock-based compensation	420	323
Accrued expenses	120	325
Deferred revenue	220	—
Furniture and equipment	266	282
Net unrealized losses on available for sale securities	116	111

Total gross deferred tax assets	6,745	7,708
Less valuation allowance	(1,001)	(915)

Net deferred taxes	$5,744	$6,793

The net change in the total valuation allowance for the years ended April 30, 2008 and April 30, 2007 was an increase of $86 and a decrease of $892, respectively. An increase of $5 and a decrease of $488 in the valuation allowance was recorded in accumulated other comprehensive income relating to marketable securities for the years ended April 30, 2008 and 2007, respectively. Additionally, capital loss carryovers of $115 expired during the current fiscal year and were written off against the valuation allowance. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset as of April 30, 2008.
As of April 30, 2008, the Company had foreign operating loss carryforwards of $1,025 which are available to offset future foreign taxable income over an indefinite period. The Company has research and development credit carryforwards of $435 as of April 30, 2008. These credits will be available to reduce future federal income taxes, if any, through April 30, 2022 (earliest expiration date). The Company also has capital loss carryovers of $2,529 that are available to offset capital gains through April 30, 2009 (earliest expiration date).
As of April 30, 2008, the Company had undistributed earnings of foreign subsidiaries, amounting to $3,044 on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the U.S.
The Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company was not required to record a cumulative effect of adoption of FIN 48 to beginning retained earnings.

A reconciliation of the total amounts of unrecognized tax benefits for the year ended April 30, 2008 is as follows:

Gross balance at May 1, 2007	$3,860
Prior period tax positions
Increases	—
Decreases	(808)
Current period tax positions
Increases	450
Decreases	—
Settlements	—
Expiration of statutes	(36)

Gross balance at April 30, 2008	$3,466

Amount that would affect the effective tax rate if recognized	$3,108

The Company includes interest and penalties related to uncertain tax positions in income tax expense. At May 1, 2007, the Company accrued interest and penalties of $105 and $129, respectively, related to uncertain tax positions. Due to the changes in unrecognized tax benefits identified above, the Company has accrued additional interest and penalties related to uncertain tax positions during the year ended April 30, 2008. The total interest and penalties accrued as of April 30, 2008 was $65 and $104, respectively. A net benefit of $42 for interest and penalties was recognized for the year ended April 30, 2008 primarily as a result of statute expiration.
At this time, the Company believes that there are no significant positions as of April 30, 2008 for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
United States federal income tax returns for tax years 2004 and prior have been effectively settled or are closed to examination. Tax benefits claimed in 2004 and prior remain open to adjustment to the extent of general business credit carryforwards utilized on the fiscal year 2006 federal tax return. The principal state jurisdictions that remain open to examination for 2004 forward are California, Massachusetts and Pennsylvania. The principal foreign jurisdictions remaining open to examination are Japan and France from 2005 forward and 2007 forward respectively.
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
To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of April 30, 2008. For several reasons, including the lack of prior indemnification claims, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on such assessment, management determined that the Company’s internal control over financial reporting was effective as of April 30, 2008 based on those criteria.
KPMG LLP, a registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. The KPMG report is included in (c) Evaluation of Changes in Internal Control over Financial Reporting.
(c) Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the fiscal year ended April 30, 2008, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting that occurred during fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ansoft Corporation:
We have audited Ansoft Corporation’s internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ansoft Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Ansoft Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ansoft Corporation and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2008, and our report dated June 6, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
June 6, 2008

ITEM 9B.	OTHER INFORMATION
None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information relating to this item is provided in the Company’s 2008 Proxy Statement to be filed with the SEC in connection with its 2008 Annual Meeting of Stockholders of the Company is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the captions “Employment Contracts and Change of Control Agreements” and “Executive Compensation” in the Company’s 2008 Proxy Statement to be filed with the SEC in connection with its 2008 Annual Meeting of Stockholders of the Company is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In addition to the information set forth under the caption “Equity Compensation Plans” beginning at page 11 in Part II of this Report, information relating to this item is provided in the Company’s 2008 Proxy Statement to be filed with the SEC in connection with its 2008 Annual Meeting of Stockholders of the Company is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information relating to this item is provided in the Company’s 2008 Proxy Statement to be filed with the SEC in connection with its 2008 Annual Meeting of Stockholders of the Company is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information relating to this item is provided in the Company’s 2008 Proxy Statement to be filed with the SEC in connection with its 2008 Annual Meeting of Stockholders of the Company is incorporated herein by reference.

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
Schedule II—Valuation and Qualifying Accounts and Reserves for each of the years in the three-year period ended April 30, 2008.
Financial statement schedules not listed above have been omitted because they are inapplicable, are not required under applicable provisions of Regulation S-X, or the information that would otherwise be included in such schedules is contained in the registrant’s financial statements or accompanying notes.
Ansoft Corporation
Schedule II-Valuation and Qualifying Accounts and Reserves
For the three years ended April 30, 2008
(in thousands)

		Additions
	Balance as of	(Deductions)		Balance as of
	the Beginning	Charged to Costs		the End of
	of the Period	and Expenses	Deductions	the Period
Year ended April 30, 2008 Allowance for doubtful accounts	973	485	(127)	1,331
Year ended April 30, 2007 Allowance for doubtful accounts	545	564	(136)	973
Year ended April 30, 2006 Allowance for doubtful accounts	425	143	(23)	545

EXHIBIT INDEX
The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and among ANSYS, Inc., Evgeni, Inc., Sidney LLC, and the Company (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 31, 2008, file number 000-27874)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2006, file number 000-27874)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2008, file number 000-27874)

10.1	1988 Stock Option Plan of the Company (incorporated by reference from Registration Statement No. 333-1398)**

10.2	1995 Stock Option Plan of the Company (incorporated by reference from Registration Statement No. 333-1398)**

10.3	Zoltan Cendes Stock Option Agreement, dated April 30, 1995 (incorporated by reference from Registration Statement No. 333-1398)

10.4	Loan Agreement by and between Ansoft Corporation and PNC Bank, National Association dated October 21, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 21, 2004, file number 000-27874)

10.5	Jacob K. White Stock Option Agreement dated February 1, 1996, as amended (incorporated by reference from Registration Statement No. 333-40189)

10.6	John N. Whelihan Stock Option Agreement dated February 1, 1996, as amended (incorporated by reference from Registration Statement No. 333-40189)

10.7	Agilent HFSS™ Technology and License Transfer Agreement dated May 1, 2001 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2003, file number 000-27874)

10.8	Letter dated October 28, 2005 amending the Loan Agreement by and between Ansoft Corporation and PNC Bank, National Association dated October 21, 2004 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the period ended October 31, 2005, file number 000-27874).

10.9	2006 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the for the year ended April 30, 2006, file number 000-27874) **

10.10	Letter dated September 27, 2007 amending the Loan Agreement by and between Ansoft Corporation and PNC Bank, National Association dated October 21, 2004 Company (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the period ended October 31, 2007, file number 000-27874).

14	Code of Business Conduct — this code of ethics may be accessed at the Company’s website: www.ansoft.com

21.1	Subsidiaries of the registrant (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997, file number 000-27874)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit
Number	Description
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

**	Incentive or stock compensation plan of the Company
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 24, 2008.

ANSOFT CORPORATION
By	/s/ Nicholas Csendes
Nicholas Csendes
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 24, 2008.

Signature	Title

/s/ Nicholas Csendes Nicholas Csendes	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Shane Emswiler Shane Emswiler	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Zoltan J. Cendes Zoltan J. Cendes	Director, Chief Technology Officer and Chairman of the Board of Directors

/s/ Peter Robbins Peter Robbins	Director

/s/ Paul Quast Paul Quast	Director

/s/ John N. Whelihan John N. Whelihan	Director